Form 10QSB
period 1999-10-31
WORLDBID CORP
filed 1999-12-17
CIK 1080399

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended October 31, 1999

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period                 to


      Commission File Number       0-26729
                            --------------

                         WORLDBID CORPORATION
 -----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                   88-0427619
------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organisation)

Suite 1100, 1175 Douglas Street
Victoria, British Columbia, Canada        V8W 2E1
----------------------------------        -------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:   250-475-2248
                                               ---------------


                               None
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [ ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
6,000,000 Shares of $.001 par value Class A Common Stock outstanding as of November 30, 1999.

                  PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that can be expected for the year ending April 30, 2000.

                     WORLDBID CORPORATION

                     FINANCIAL STATEMENTS

                       OCTOBER 31, 1999

                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------

                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements. . . . . . . . . . . . . . . . . . 3

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Accountants' Review Report. . . . . . . . . . . . . . . . . . . .5

Financial Statements:

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .6

  Statement of Operations and Accumulated Deficit . . .  . . . . 7

  Statement of Changes in Stockholders' Equity. . . . . . . . . .8

  Statement of Cash Flows . . . . . . . . . . . . . . .  . . . . 9

  Notes to Financial Statements . . . . . . . . . . . . . .  10-15

Supplemental Statement:

  Statement of Operating Expenses . . .  . . . . . . . . .  . . 17

                   ACCOUNTANTS' REVIEW REPORT
                   --------------------------

To the Board of Directors
Worldbid Corporation
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Worldbid Corporation, a development stage company, as of October 31, 1999 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Worldbid Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.




Sarna & Company
Westlake Village, California
December 10, 1999

                      WORLDBID CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                         OCTOBER 31, 1999

                              ASSETS

Current Assets
  Cash                                                 $ 41,127
  Accounts Receivable                     18,830
                                         -------
     Total Current Assets                              $ 59,957

Property and Equipment
Computer Software                         62,077
  Computer Equipment                      43,378
  Office Equipment                         1,820
                                         -------
    Total Property and Equipment         107,275
    Less Accumulated Depreciation         <5,257>
                                         -------

Net Property and Equipment                              102,018

Other Assets - Domain Names                               2,647
                                                        -------
TOTAL ASSETS                                         $  164,622
                                                     ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses  $ 5,408
                                         -------
     Total Current Liabilities                       $   5,408

Stockholders' Equity
  Common Stock, $0.001 par value
   100,000,000 shares authorized,
   6,000,000 shares issued                 6,000

  Additional Paid in Capital             486,500
  Accumulated deficit                   <333,286>
                                        --------
     Total Stockholders' Equity                        159,214
                                                       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $  164,622
                                                    ==========


                See Notes to Financial Statements

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1999


Revenues                                           $    18,830

Operating Expenses                      <282,786>
                                        --------

Loss Before Other Income                <263,956>

Other Income - Interest                    2,242
                                        --------

Loss Before Provision for               <261,714>
  Income Taxes

Provision for Income Taxes                                  <0>
                                                    ----------

Net Loss                                              <261,714>

Accumulated Deficit, April 30, 1999                    <71,572>
                                                   -----------

Accumulated Deficit, October 31, 1999              $  <333,286>
                                                   ===========

Net Loss per Share                                 $     <0.06>
                                                   ===========

Weighted Average Shares Outstanding                  6,000,000
                                                   ===========


                   See Notes to Financial Statements

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED OCTOBER 31, 1999


                       Common Stock    Additional  Accumulated  Total
                               Dollar     Paid in  Deficit      Stockholders'
                       Shares  Amount     Capital                Equity
                    ---------  -------  ---------  -----------  ------------

Balances
  April 30, 1999    6,000,000  $ 6,000  $ 486,500  $ <71,572>   $ 420,928

Net Loss
  Period Ended
  October 31, 1999     ------   ------     ------   <261,714>    <261,714>
                    -----------------------------------------------------

Balances
  October 31, 1999  6,000,000  $ 6,000  $ 486,500 $ <333,286>   $ 159,214
                    =====================================================


                See Notes to Financial Statements

                       WORLDBID CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED OCTOBER 31, 1999


Cash Flows from Operating Activities:

Net Loss                                     $ <261,714>
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities
    Amortization                                  3,100
    Depreciation                                  2,310
  <Increase> Decrease in:
      Accounts Receivable                       <18,830>
  Increase <Decrease> in:
    Accounts Payable and Accrued Expenses          <204>
                                                -------

  Net Cash Used by Operating Activities                     <275,338>

Cash Flows from Investing Activities:

  Computer Equipment/Software Purchases      $  <45,154>
  Office Equipment Purchases                     <1,820>
  Domain Name Registrations                      <2,800>
                                             ----------

  Net Cash Used by Investing Activities                      <49,774>
                                                            --------
Net Decrease in Cash                                        <325,112>

Cash, April 30, 1999                                         366,239
                                                             -------

Cash, October 31, 1999                                      $ 41,127
                                                            ========

Supplemental Disclosure of
  Cash Flow Information: None

               See Notes to Financial Statements

                      WORLDBID CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------
Worldbid Corporation (the "Company" or "WBC") was originally incorporated on August 10, 1998 in the state of Nevada as "Tethercam Systems, Inc.". On January 15, 1999 the Company changed its name to Worldbid Corporation.

The Company is engaged in the acquisition and development of proprietary commercial web sites. WBC plans to earn revenues from advertising generated on these sites and through e-mail that targets potential suppliers. The Company's initial business is transacted through its current Internet web site located at "www.worldbid.com". This site is still in the development stage.

Basis of Presentation
---------------------
The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Use of Estimates
----------------
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Development Stage Company
-------------------------
WBC meets the guidelines of SFAS No. 7 and as such is classified as a development stage company.

Pro Forma Compensation Expense
------------------------------
WBC accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued by WBC. Accordingly, no pro forma compensation expense is reported in these financial statements.

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Accounts Receivable
-------------------
No allowance for uncollectable accounts has been provided.
Management has evaluated the accounts and believes they are all collectable.

Depreciation, Amortization and Capitalization
---------------------------------------------
The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and \ replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future non-discounted cash flows attributable to such assets.

Income Taxes
------------
The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------
Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per Share Information
---------------------
The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

Year 2000 Compliance
--------------------
The Year 2000 issue is the result of computer programs having been written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If the Company or significant customers, suppliers or other third parties fail to correct Year 2000 issues, the Company's ability to operate could be affected.

The following disclosure is pursuant to the Year 2000 Readiness and Disclosure Act.

Worldbid's Year 2000 program is designed to minimize the possibility of Year 2000 interruptions. Any such interruption may have a material adverse impact on the Company's future operating results. In 1999, the Company established procedures to identify and assess systems and processes vulnerable to Year 2000 problems. The Company also developed procedures to monitor levels of compliance within its stated goals of compliance.

In each area of vulnerability, various testing and readiness methodologies are being used to identify and correct suspect systems, processes or supplier interfaces. The Company projects to meet its Year 2000 compliance goals prior to the end of 1999.

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------
Effective at inception, the Company has adopted the provisions of SOP No. 98-1, "Software for Internal Use", issued by the American Institute of Certified Public Accountants.
Other recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Capitalized Software
--------------------
The Company has capitalized computer software costs incurred during the application development stage in accordance with SOP No. 98-1 issued by the American Institute of Certified Public Accountants. These capitalized costs consist primarily of direct materials, services and payroll related costs associated with the coding, installation to hardware and testing of the Company's software. Costs incurred subsequent to the Company's application development stage to enhance, manage, monitor and operate the Company's website will be expensed as incurred.

NOTE 2 - ACQUISITION OF WORLDBID.COM
------------------------------------
On February 2, 1999 the Company acquired the web site "worldbid.com" together with all software, tangible and intellectual assets and rights associated with that site from Databoat International Limited (Databoat). This web site which consists of software and registered rights, was accounted for as an asset acquisition as are other software purchases and development costs. The Company has issued to Databoat a total of 3,000,000 restricted shares of common stock (Databoat Shares-Fair Market Value $30,000) pursuant to an acquisition agreement. The Company has also entered into a consulting agreement with Databoat's principal stockholder, Mr. Scott Wurtele and on-line Design, a company controlled by him.

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - ACQUISITION OF WORLDBID.COM - CONTINUED

The Company and Databoat have agreed that the Databoat Shares will be held in escrow for a period of four years on the terms and conditions of an escrow agreement between the Company, Databoat and Cane & Company, the attorneys for the company (the "Escrow Agreement"). The Databoat shares will be released to Databoat in accordance with the Escrow Agreement, commencing on the date which is one year from the date of closing on the following schedule.

Anniversary of Closing Date         Number of Shares
---------------------------         ----------------

            One Year                  300,000 shares
            Two Year                  700,000 shares
          Three Year                1,000,000 shares
           Four Year                1,000,000 shares



NOTE 3 - PROVISION FOR INCOME TAXES
-----------------------------------
The provision for income taxes for the period ended October 31, 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company currently rents administrative office space from Ms.
Wendy Wurtele, the spouse of a company director Mr. Scott
Wurtele. Current rent under this monthly renewal contract is $650 per month.

Management Consulting Agreement
-------------------------------
The Company has entered into a consulting agreement, with On-Line Design, a British Columbia company owned 100% by Mr. Wurtele.
The Company will pay $5,000 per month expiring February 16, 2000 and then $7,500 per month expiring February 16, 2001. In exchange for these payments, On-Line Design will provide management and continued development of the Company's business.

Litigation
----------
The Company is not presently involved in any litigation.

                       WORLDBID CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company has entered into a consulting agreement (see management consulting agreement), with on-line Design, a company controlled by Mr. Scott Wurtele. Databoat, a major stockholder of WBC, is also controlled by Mr. Scott Wurtele (see Acquisition of Worldbid.Com).

The company rents its office space from Ms. Wendy Wurtele, the spouse of a director, Mr. Scott Wurtele.

                      SUPPLEMENTAL STATEMENT

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATING EXPENSES
             FOR THE SIX MONTHS ENDED OCTOBER 31, 1999

Operating Expenses

  Accounting                               $     5,030
  Amortization                                   3,100
  Automobile                                       401
  Bank Charges                                     236
  Computer Maintenance                             357
  Consulting                                    17,720
  Depreciation                                   2,310
  Directors Fees                                 1,500
  Dues and Subscriptions                           329
  Internet Provider Fees                         1,519
  Legal Fees                                    20,359
  Market Research and Development               38,667
  Marketing                                     27,233
  Office Administration                         14,992
  Office Supplies                                1,201
  Postage and Delivery                           1,438
  Posting Bids                                  10,199
  Professional Development                       5,953
  Programming Efforts Expensed                  65,892
  Rent                                           2,040
  Sales Commissions                                275
  Sales Expenses                                 4,994
  Telephone                                      6,939
  Travel and Entertainment                       9,579
  Web Site Management                           40,523
                                            ----------

Total Operating Expenses                     $ 282,786
                                            ==========

                   See Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

GENERAL

WorldBid Corporation (the "Company") is an electronic commerce company which owns and operates an on-line business-to-business world trade web site. The Company's web site is located on the Internet at "www.worldbid.com" (the "Web Site"). The Web Site facilitates business transactions on the Internet by providing an organized and systematic tool for businesses to post notices of goods for sale and requests for tender of goods. The Company uses e-mail notifications in order to enable businesses to connect. The Company has focused on the international trade market in order to provide an economical means of enabling businesses from around the world to meet and transact business.

The Web Site solicits businesses who have products for sale or who are interested in procuring products for purchase. The Web Site enables businesses to submit postings on the web site in a systematic and organised manner. Businesses are connected using a system of automatic e-mail notifications whereby postings are transmitted to other businesses within specific categories of
interest.   Businesses are then able to contact other businesses
directly and negotiate transactions between themselves without the involvement of the Company.

The Company acquired the "Worldbid.com" internet business in February 1999. Since that date the Company has completely restructured the Web site in the following manner:

a)	Re-design of the graphics and presentation of the Web site.

b)	Expansion of the functionality of the Web site to include
additional features, including posting of goods offered for sale and expanded e-mail notification capabilities.

c)	Expansion and upgrading of the company's computer hardware
and programming in order to expand the functionality and capacity of the Web site.

d)	Addition and search capabilities in order that users can
search for products by description or product codes.

e)	Expansion in the number of categories within the Web site
from 20 to 420.

The Web site is now fully operational. The Company has reached a database of over 7,000 business parties who have completed postings on the web site. The number of business parties is presently growing at a rate of approximately 70 per day. The Company completed 1 million e-mail trade notifications during the month of July. The number of e-mail trade notifications increased to 3.8 million for the month of October.

The Company has commenced actively marketing the advertising potential of the Web site now that the development of the Web site is complete. The Company realized its first advertising revenue in August.

The Company has entered into strategic alliances with companies in Turkey, Italy, Germany, China and India for them to operate under the Worldbid banner with their own Web master. An example of one such Web site is "worldbidgermany.com". The Company will receive 50% of all revenue earned by these joint ventures.

The Company's board of directors was increased from two directors to three directors in September with the appointment of Mr. Scott Wurtele to the board of directors on September 10, 1999. Mr. Wurtele is the controlling shareholder of Databoat International Limited, the owner of 50% of the Company's outstanding common stock. The Company now has nine full-time equivalent contract personnel whose duties and responsibilities include programming, advertisement management software, automation of posting, sales and marketing, electronic marketing, website design and administration.

The Company acquired WorldBid Networks Ltd. as a wholly owned subsidiary effective December 13, 1999. WorldBid Networks Ltd. has entered into a lease for approximately 3,600 square feet of office space in Victoria, British Columbia. The Company's web site operations and web site development activities will be carried out at this premises. The lease is for a term expiring July 31, 2003.

RESULTS OF OPERATIONS

Sales
-----

The Company realized revenues of $18,830 for the six months ended October 31, 1999. The revenues consisted of revenues from advertising on the e-mail trade notifications. Revenues from advertising commenced in August. The Company anticipates that revenue from advertising will increase if the number of e-mail trade notifications sent by the Company continues to increase.

Costs Of Goods Sold/Operating Expenses/Research And Development Expenses
------------------------------------------------------------------------

The Company's operating expenses were $282,789 for the six month period ending October 31, 1999, compared to operating expenses of $55,512 for the period ending April 30, 1999. Management expects that operating expenses and research and development costs will increase substantially as the Company attempts to expand its business operations in accordance with its business plans. The Company anticipates increased operating expenses due to the following: (i) the Company plans a substantial marketing program over the next six months in order to increase awareness of the Company and its Web site; (ii) expenses associated with anticipate increased Web site usage; (iii) expenses associated with additional programs to be written to handle the anticipated increased outgoing e-mail traffic; (iv) the Company's leased premises in Victoria, British Columbia; and (v) additional expenses associated with completing the Company's plan of operations, as discussed below.

Net Loss
--------

The Company recorded a net loss of $261,714 for the six months ended October 31, 1999, compared to a net loss of $71,571 for the period ending April 30, 1999. This loss reflects the fact that the Company did not achieve material revenues during the six months ending October 31, 1999. The Company anticipates that losses will increase as the Company increases its operating expenses to carry out its plan of operations.


PLAN OF OPERATIONS

The Company's plan of operations for the next twelve months involves attempting to increase revenue from the Company's Web site operations using the following key business development and marketing strategies:

1.	Developing advertising sales for the Web site;
2.	Evaluating the additional revenue opportunities for the Web
site;
3.	Initiating advertising and promotional campaigns for the Web site;
4.	Continuing the enhancement of the Web site to offer a unique
Internet world trade site;
5.	Expanding the functionality and features of the Web site;
6.	Monitor usage of the Web site and develop user profiles;
7.	Add additional web sites for countries outside of the United
States and Canada.

The Company also plans to evaluate the following sources of potential revenue which may be earned from its Web site operations:

1. 	Subscription charges whereby the Company would charge fees
for posting requests for tenders and offers for sale.  A
subscription fee model is presently being tested on the
Worldbidindia.com web site. The Company may charge fees to
businesses once the volume of usage on the Web site has
increased to a level where businesses are prepared to pay a
fee for the service.
2.	Contractual arrangements with other companies whereby the
Company would earn a commission or fee based on referrals to
Web sites operated by other companies.
3.	Future revenue streams derived on the basis of a percentage
of the value of the business transacted on the Company web site and worldwide auctions.

The implementation of any new potential revenue source would require additional software development and implementation.

The Company's plan of operations is set forth in detail in the Company's Form 10-SB registration statement which has been filed with the Securities and Exchange Commission.

Liquidity

The Company had cash on hand of $41,127 and working capital of $54,549 on October 31, 1999. The Company's monthly operating expenses are approximately $55,000 per month. The Company's revenues are approximately $6,000 per month. Accordingly, the Company will require additional financings in order to continue business operations.

The Company's discussion of its financial condition and operating results and plan of operations includes forward-looking statements. Actual operating and financial results of the Company and the Company's actual plan of operations may differ materially from the stated plan of operations. Factors which may cause the actual results of the Company or its actual plan of operations to vary include, without limitation, decisions of the board of directors not to pursue the stated plan of operations based on re-assessment by the board of directors of the plan which is in the best interests of the Company, changes in the Internet business or general economic conditions.

YEAR 2000 RISK

Background

Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the Year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the Year 2000, a four-digit date code field will be required to be what is commonly termed "Year 2000 compliant."

Readiness

The Company has completed an assessment of all internal systems and operations to determine Year 2000 compliance. The Company's assessment has included an assessment of computer hardware systems and web site operations systems. The Company has determined that its internal computer hardware systems and web site operations systems and operations are Year 2000 compliant. As such, the Company does not anticipate any material adverse operational issues to arise from the Year 2000 problem affecting internal systems and operations.

The Company has completed upgrading of all third party licensed software to ensure Year 2000 compliance. The Company has relied upon the written representations of each of the third parties from whom the Company licenses third party software that the upgraded software is Year 2000 compliant. While the Company has relied upon representations by third parties, the Company cannot give any assurance that all third party licensed software will be Year 2000 compliant.

The Company has investigated the Year 2000 compliance of all computer hardware purchased by the Company since commencement of operations. The Company has relied upon representations by hardware manufactures that all computer hardware purchased is Year 2000 compliant. While the Company has relied upon representations by manufacturers, the Company cannot give any assurance that all computer hardware will be Year 2000 compliant.

The Company has made inquires of its Internet service provider, NetNation Communications, Inc. ("NetNation"), as to the Year 2000 compliance of the Internet service provider's systems and operations. NetNation has given oral representations to the Company that its systems and operations are Year 2000 compliant.
 The Company has requested written confirmation of NetNation Year
2000 compliance representations as part of its Year 2000 compliance plan. However, there is no assurance that the Company will not be affected by Year 2000 problems arising from problems with the Internet service provider's systems and operations or experienced by the Internet service provider as a result of third party problems.

Risks

The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The Company's worst case scenario would be the inability of the Web Site to function due to the inability of the computer hardware systems and web site operations systems to function properly and disruptions to telecommunications services experienced by Internet service providers and their users throughout the world. Under this worst case scenario, the Company would not be able to continue operations and the Web Site would be inoperable until such time as the Company had replaced or upgraded computer hardware or software components.
If the Year 2000 problem affects the Company's Internet service provider, the Web Site would remain in operable until the Internet service provider re-commenced operations or until a replacement Internet service provider had been found. In a worst case scenario, the Year 2000 problem will result in increased expense to the Company and decreased revenues being earned from the Web Site or the delay the realization of revenues from the Web Site.

Estimated Year 2000 Costs

The Company estimates that its total internal cost for ensuring Year 2000 compliance for all internal systems to date to be less than $10,000. The Company anticipates incurring internal costs of less than $10,000 in completing its Year 2000 compliance plan.
 The Company has not incurred any external cost in ensuring Year 2000 compliance in view of the fact that the Company has only recently commenced operations and has purchased computer hardware and software on the basis of representations by manufacturers as to Year 2000 compliance.

Contingency Planning

The Company has developed a contingency plan to address situations that may result if the Company is affected by Year 2000 problems. The contingency plan includes multiple back-ups
of all computer databases.   The Company will continue to back-up
all computer bases every second day, both before and after January 1, 2000. The Company maintains and will continue to maintain five separate back-ups of its databases at all times. The Company will continue to ensure that any computer hardware or software purchased prior to January 1, 2000 is Year 2000 compliant.

The Company is unable to make a contingency plan that will cover the situation that may arise if any significant number of the computers constituting the Internet fail to process dates properly for the year 2000 and there is a system-wide slowdown or breakdown. The Company's business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems would significantly harm the Company's business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information
	None

Item 6. Exhibits and Reports on Form 8-K.

(a) 	None
(b) 	Reports on Form 8-K--None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION


Date: December 17, 1999
      -----------------


      \s\ Howard Thomson
By:   ________________________

      HOWARD THOMSON
      Director, Secretary & Treasurer