Form 10QSB
period 2000-01-31
WORLDBID CORP
filed 2000-03-15
CIK 1080399

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB

[  X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended January 31, 2000

[   ] Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

      For the transition period               to
                               ---------------


              Commission File Number     0-26729
                                     --------------

                      WORLDBID CORPORATION
-----------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada                                   88-0427619
-------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organisation)

Suite 1100, 1175 Douglas Street
Victoria, British Columbia, Canada       V8W 2E1
----------------------------------       -------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:          250-475-2248


                              None
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [   ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
6,160,000 Shares of $.001 par value Class A Common Stock outstanding as of March 1, 2000.

                PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2000.

                      WORLDBID CORPORATION

                      FINANCIAL STATEMENTS

                        JANUARY 31, 2000

                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------

                                                               Page
                                                               ----

Financial Statements:

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Statement of Operations and Accumulated Deficit . . . . . . . . 6

  Statement of Changes in Stockholders' Equity. . . . . . . .  . .7

  Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . 8

  Notes to Financial Statements . . . . . . . . . . . . . . . . . 9-14

Supplemental Statement:

  Statement of Operating Expenses . . . .  . . . . . .  . . . . . 16

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                         JANUARY 31, 2000

                              ASSETS

Current Assets
  Cash                                 $ 297,411
  Accounts Receivable                      8,227
                                       ---------
     Total Current Assets                              $ 305,638

Property and Equipment
Computer Software                          4,362
  Computer Equipment                     107,337
  Office Equipment                        28,567
                                        --------
     Total Property and Equipment        140,266
     Less Accumulated Depreciation        <7,013>
                                        --------
       Net Property and Equipment                        133,253

Other Assets -
    Proprietary Software                  47,656
    Domain Names                           6,741
                                        --------
                                                          54,397

TOTAL ASSETS                                          $  493,288
                                                      ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and
    Accrued Expenses                    $ 22,579
                                       ---------
     Total Current Liabilities                          $ 22,579

Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    6,160,000 shares issued                6,160
  Additional Paid in Capital             686,340
  Subscribed and Unissued                450,000
  Accumulated deficit                   <671,791>
                                       ---------
      Total Stockholders' Equity                         470,709
                                                         -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $ 493,288
                                                       =========

                      WORLDBID CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE NINE MONTHS ENDED JANUARY 31, 2000



Revenues                                                  $31,161

Operating Expenses                                       <632,660>
                                                        ---------

Loss Before Other Income                                 <601,499>

Other Income - Interest                                     1,280
                                                        ---------

Loss Before Provision for                               <600,219>
  Income Taxes

Provision for Income Taxes                                    <0>
                                                        ---------

Net Loss                                                <600,219>

Accumulated Deficit, April 30, 1999                      <71,572>
                                                         -------

Accumulated Deficit, January 31, 2000                  $<671,791>
                                                       =========


Net Loss per Share                                        $<0.11>
                                                          ======

Weighted Average Shares Outstanding                    6,000,000
                                                       =========

                      WORLDBID CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED JANUARY 31, 2000


                     Common Stock      Additional  Accumulated  Total
                             Dollar       Paid in  Deficit      Stockholders'
                     Shares  Amount       Capital                Equity
                  ---------  -------    ---------  -----------  ------------


Balances
--------

April 30, 1999    6,000,000  $ 6,000    $ 486,500   $ <71,572>     $ 420,928

Rule 506 Offering
-----------------

January 31, 2000
$1.25 per Unit      160,000     $160    $ 199,840        ----      $ 200,000

Subscribed for but
Unissued              -----    -----    $ 450,000      ------      $ 450,000

Net Loss
--------

Period Ended
January 31, 2000     ------  --------    --------   $<600,219>     <$600,219>
                    --------------------------------------------------------

Balances
--------

January 31, 2000  6,160,000  $6,160    $1,136,340  $ <671,791>      $470,709
                  ==========================================================

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JANUARY 31, 2000



Cash Flows from Operating Activities:

   Net Loss                                      $ <600,219>
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
         Amortization                                 3,100
         Depreciation                                 4,066
    <Increase> Decrease in:
           Accounts Receivable                       <8,227>
     Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses                        17,171
                                                  ---------

     Net Cash Used by Operating Activities                        <584,109>

Cash Flows from Investing Activities:

   Computer Equipment/Software Purchases          $ <99,412>
   Office Equipment Purchases                       <28,567>
   Domain Name Registrations                         <6,741>
                                                  ---------

     Net Cash Used by Investing Activities                        <134,720>
                                                                  ---------

Cash Flows from Financing Activities

    Net Proceeds from Issuance of Common Stock     $200,000
    Subscribed for but not Issued                  $450,000
                                                   --------

    Net Cash from Financing Activities                             $650,000

Net Decrease in Cash                                                <68,829>

Cash, April 30, 1999                                                366,239
                                                                   --------

Cash, January 31, 2000                                             $297,410
                                                                   ========
Supplemental Disclosure of
   Cash Flow Information: None

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

Depreciation, Amortization and Capitalization
---------------------------------------------

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).
Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

     Anniversary of Closing Date    Number of Shares
     ---------------------------    ----------------

            One Year                  300,000 shares
            Two Year                  700,000 shares
            Three Year              1,000,000 shares
            Four Year               1,000,000 shares

A total of 300,000 shares of the Databoat shares were releases to Databoat effective as of February 16, 2000.

NOTE 3 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the period ended January 31, 2000 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company's subsidiary, Worldbid Networks Inc., leases 3,800 square feet of office space in Victoria, British Columbia. The lease is for a term expiring on July 31, 2003. Worldbid Networks' lease obligations under the lease are a base lease rate of $3,600 CDN per month, equivalent to approximately $2,475 per month as of March 1, 2000, plus operating expenses and taxes.

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

NOTE 6 - OFFERING
-----------------

The Company is presently undertaking an offering of up to 1,250,000 units pursuant to Rule 506 of Regulation D of the Securities Act of 1933 to persons who are accredited investors. Each unit consists of one share of the Company's Common Stock, $0.001 par value and one share purchase warrant. Each warrant will be exercisable for a period of two years at a price of $1.50 per share during the first year following closing and at a price of $1.75 during the second year following closing. The Company had completed the sale of 160,000 units as of January 31, 2000 and had received subscriptions for $450,000 of units which had not been issued as of January 31, 2000.

                      SUPPLEMENTAL STATEMENT

                       WORLDBID CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATING EXPENSES
             FOR THE NINE MONTHS ENDED JANUARY 31, 2000

Operating Expenses

  Accounting                                  $ 11,191
  Amortization                                   3,100
  Automobile                                     1,483
  Bank Charges                                     772
  Computer Maintenance                             410
  Consulting                                     4,181
  Depreciation                                   4,066
  Directors Fees                                 5,500
  Dues and Subscriptions                         1,160
  Internet Provider Fees                         2,656
  Insurance                                        411
  Legal Fees                                    59,590
  Market Research and Development              130,969
  Office Administration                         25,344
  Leasehold Improvements                         3,226
  Office Supplies                                3,183
  Postage and Delivery                           2,404
  Posting Bids                                  35,034
  Professional Development                       8,175
  Programming Efforts Expensed                  74,489
  Rent                                          18,444
  Salaries                                      11,560
  Sales Commissions                              1,665
  Sales Expenses                                11,090
  Telephone                                     17,170
  Travel and Entertainment                      23,948
  Web Site Management                           64,984
  Web Design                                    14,197
  Web Site Development                          92,258
                                             ---------
     Total Operating Expenses                $ 632,660
                                             =========


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

e)	Expansion in the number of categories within the Web site to more than 1,000.

The Web site is now fully operational. The Company has reached a database of over 9,000 business parties who have completed postings on the web site. The number of business parties is presently growing at a rate of approximately 70 per day. The Company completed 1 million e-mail trade notifications during the month of July, 1999. The number of e-mail trade notifications increased to in excess of four million for the month of February, 2000.

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

The Company's board of directors was increased from three directors to four directors in February with the appointment of Mr. Paul Wagorn to the board of directors on February 17, 2000. The Company now has approximately twenty-eight (28) full-time equivalent contract personnel whose duties and responsibilities include programming, advertisement management software, automation of posting, sales and marketing, electronic marketing, website design and administration.

The Company acquired WorldBid Networks Ltd. as a wholly owned subsidiary effective December 13, 1999. WorldBid Networks Ltd. has entered into a lease for approximately 3,800 square feet of office space in Victoria, British Columbia. The Company's web site operations and web site development activities will be carried out at this premises. The lease is for a term expiring July 31, 2003.

The Company approved an incentive stock option plan on January 17, 2000 which provides for the grant of incentive stock options to purchase the Company's common stock to the Company's directors, officers, employees and permitted consultants. Options to purchase a total of up to 1,087,500 shares of the Company's common stock may presently be granted under the stock option plan.

The Company has granted options to purchase a total of 567,500 shares of the Company's common stock under the stock option plan.
 Each option granted is for a term of four years and is exercisable at price of $1.50 per share. All options were granted on February 1, 2000. Options to purchase a total of 282,500 shares were granted to Logan Anderson, Howard Thomson and Scott Wurtele, each of whom is a director and officer of the Company and all of which options are fully vested. Options to purchase a total of 285,000 shares were granted to the Company's employees and eligible consultants, each of which options is subject to vesting over a period of four years from the date the employee or consultant joined the Company.

RESULTS OF OPERATIONS

Sales
-----

The Company realized revenues of $31,161 for the nine months ended January 31, 2000. The revenues consisted primarily of revenues from advertising on the e-mail trade notifications. Revenues from advertising commenced in August 1999. The Company anticipates that revenue from advertising will increase if the number of e-mail trade notifications sent by the Company continues to increase.

Costs Of Goods Sold/Operating Expenses/Research And Development Expenses
------------------------------------------------------------------------

The Company's operating expenses were $632,660 for the nine month period ending January 31, 2000, compared to operating expenses of $55,512 for the period ending April 30, 1999. Management expects that operating expenses and research and development costs will increase substantially as the Company attempts to expand its business operations in accordance with its business plans. The Company anticipates increased operating expenses due to the following: (i) the Company plans a substantial marketing program over the next nine months in order to increase awareness of the Company and its Web site; (ii) expenses associated with anticipate increased Web site usage; (iii) expenses associated with additional programs to be written to handle the anticipated increased outgoing e-mail traffic; (iv) the Company's leased premises in Victoria, British Columbia; and (v) additional expenses associated with completing the Company's plan of operations, as discussed below.

Net Loss
--------

The Company recorded a net loss of $600,219 for the nine months ended January 31, 2000, compared to a net loss of $71,571 for the period ending April 30, 1999. This loss reflects the fact that the Company did not achieve material revenues during the nine months ending January 31, 2000. The Company anticipates that losses will increase as the Company increases its operating
expenses to carry out its plan of operations.   In particular,
the Company has recently increased its advertising expenses associated with carrying out a marketing campaign of the Company's business and web site. There is no assurance that these advertising expenses will result in increased revenues.

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

The Company also plans to evaluate the following sources of potential revenue which may be earned from its Web site operations:

1. Subscription charges whereby the Company would charge fees for posting requests for tenders and offers for sale. A subscription fee model is presently being tested on the Worldbidindia.com web site. The Company may charge fees to businesses once the volume of usage on the Web site has increased to a level where businesses are prepared to pay a fee for the service.
2. Contractual arrangements with other companies whereby the Company would earn a commission or fee based on referrals to Web sites operated by other companies.
3. Future revenue streams derived on the basis of a percentage of the value of the business transacted on the Company's web site and auctions completed through the Company's web site.

The implementation of any new potential revenue source would require additional software development and implementation.

The Company's plan of operations is set forth in detail in the Company's Form 10-SB registration statement which has been filed with the Securities and Exchange Commission.

Liquidity

The Company had cash on hand of $297,411 and working capital of $283,059 as of January 31, 2000. The Company's monthly operating expenses are approximately $130,000 per month. The Company's revenues have increased to approximately $20,000 per month. Accordingly, the Company will require additional financings in order to continue business operations.

The Company is presently undertaking an offering of up to 1,250,000 units pursuant to Rule 506 of Regulation D of the Securities Act of 1933 to persons who are accredited investors. Each unit consists of one share of the Company's Common Stock, $0.001 par value and one share purchase warrant. Each warrant will be exercisable for a period of two years at a price of $1.50 per share during the first year following closing and at a price of $1.75 during the second year following closing. The Company had completed the sale of 160,000 units as of January 31, 2000, for proceeds of $200,000. The Company had received subscriptions totalling $450,000 as of January 31, 2000, however the shares and warrants comprising the units subscribed for were not issued as of January 31, 2000. The Company plans to use these proceeds to funds its working capital requirements and to fund the Company's increased marketing campaign.

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

WORLDBID CORPORATION


Date:       March 14, 2000



By:         /s/ Howard Thomson
            HOWARD THOMSON
            Director, Secretary & Treasurer