Form 10KSB
period 2000-04-30
WORLDBID CORP
filed 2000-07-27
CIK 1080399

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 For the fiscal year ended
April 30, 2000

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ____________

Commission File No.  0-26729

                       WORLDBID CORPORATION
        (Exact name of Registrant as specified in its charter)

NEVADA                                    88-0427619
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification Number)

Suite 1100, 1175 Douglas Street
Victoria, British Columbia, Canada        V8W 2E1
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number,
including area code:  250-475-2248

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended April 30, 2000 were $87,729.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 25, 2000 is $24,602,500.

The number of shares of the issuer's Common Stock outstanding as of June 13, 2000 is 14,500,000.

Transitional Small Business Disclosure Format (check one):  Yes
[   ]  No [ X ]

                            PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.

ITEM 1.  Description of Business

WorldBid Corporation (the "Company") is an electronic commerce company that owns and operates an on-line business-to-business world trade Internet web site. Our principal web site is located on the Internet at "www.worldbid.com" and is referred to us as the Worldbid web site. The Worldbid web site enables us to facilitate business transactions on the Internet by providing an organized and systematic tool for businesses to post notices of goods offered for sale and notices for the request for tender of goods. We use e-mail notifications in order to enable businesses to connect. We have focused on the international trade market in order to provide an economical means of enabling businesses from around the world to meet and transact business.

The Worldbid web site solicits businesses who have products for sale or who are interested in procuring products for purchase. The Worldbid web site enables businesses to submit postings on the Worldbid web site in a systematic and organized manner. Businesses are connected using a system of automatic e-mail notifications whereby postings are transmitted to other
businesses within specific categories of interest.   Businesses
are then able to contact other businesses directly and negotiate transactions between themselves with minimal involvement from us.

CORPORATE ORGANIZATION

Incorporation

We were incorporated pursuant to the laws of the State of Nevada on August 10, 1998. We were originally incorporated as "TetherCam Systems Corp." and completed a change of our corporate name to "Worldbid Corporation" on January 20, 1999.

Subsidiaries

We carry out our web site development activities through our subsidiary, Worldbid Networks Ltd. Worldbid Networks is a
British Columbia company that was incorporated on November 5, 1999.

ACQUISITION OF THE WORLDBID INTERNET BUSINESS

Acquisition Agreement

We acquired the Worldbid web site pursuant to an agreement dated February 2, 1999 with Global Internet Holdings Ltd. (formerly Databoat International Limited) and Scott Wurtele, the principal
shareholder of Global Internet Holdings.   Mr. Wurtele is our
chief executive officer and is one of our directors.

We issued a total of 3,000,000 restricted shares of our common stock to Global Internet Holdings upon closing of the acquisition. These 3,000,000 shares were placed into escrow on closing and are to be released to Global Internet Holdings over a period of four years in accordance with an escrow agreement between Global Internet Holdings and us. A total of 300,000 shares were released to Global Internet Holdings Company on February 2, 2000. A total of 2,700,000 shares remain in escrow and will be released on the following schedule in accordance with the escrow agreement: (i) 700,000 shares on February 2, 2001;
(ii) 1,000,000 shares on February 2, 2002; and (iii) 1,000,000 shares on February 2, 2003.

We entered into a consulting agreement with Wurtele and On Line Design Ltd. for the services of Mr. Wurtele and On Line Design
Ltd. on closing of the acquisition of the Worldbid web site.   On
Line Design is a private British Columbia company, all of the
shares of which are owned by Mr. Wurtele.   For a description of
our consulting agreement with Mr. Wurtele and On Line Design, see the section below entitled Employees.

Mr. Wurtele was appointed as one of our directors upon completion of the acquisition. We have agreed with Mr. Wurtele that our board of directors will consist of five directors, effective as of February 16, 2000. Of these five directors, two will be appointed as nominees of Logan Anderson and three will be appointed as nominees of Scott Wurtele.

INDUSTRY BACKGROUND

Growth of the Internet and the World Wide Web (the "Web")

The Internet and the Web are experiencing dramatic growth in terms of the number of Web users. The growth in the number of Web users and the amount of time users spend on the Web is being driven by the increasing importance of the Internet as a communications medium and an information resource and a sales and distribution channel.

Growth of Online Electronic Commerce

The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. Electronic commerce offers the opportunity for businesses to establish new competitive standards by expanding distribution channels, integrating internal and external processes and offering a cost-effective method of providing products and services. The Internet provides online businesses with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers and businesses with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of parties are transacting business on the Internet.

The World Trade Market on the Internet

We have identified a need in the international business community for an Internet web site that can connect businesses involved in national and international trade at an economical cost. The traditional methods of information delivery and communications between businesses involved in international trade, including trade magazines, telephone and trade conferences, contain inherent inefficiencies, including:

A. Trade publications and print media are costly and offer limited circulation;

B. Expansion of business beyond traditional boundaries is expensive due to the high cost of marketing, travel and promotional expenses;

C. Language barriers limit the ability of businesses to communicate.

The Internet provides a medium for business throughout the world to communicate and start the process of entering into business transactions. We have developed the WorldBid web site with the objective of capitalizing on the demand for a world trade
Internet web site.

THE WORLDBID WEB SITE

The Worldbid web site has been designed by us to enable businesses throughout the world to discover trade leads for products and services which they are seeking to purchase or sell. Businesses who use the Worldbid Web site are able to post notices of products or services that they wish to buy or sell in an organized and categorized manner. In addition, businesses may view notices posted by other businesses for products or services that they wish to buy or sell. The Worldbid web site enables businesses to locate valuable information regarding the products and services which they buy and sell, including: (i) the identities of potential buyers for products and services which are offered for sale; and (ii) the identities of potential sellers of products and services which are sought to be purchased. We use a system of e-mail notifications that are transmitted to businesses using the Worldbid web site in order to notify businesses of potential new trade leads that are posted by other businesses on the Worldbid web site.

Registration

Each business that wishes to take advantage of the Worldbid web site is required to register with us prior to posting any offer to sell or request for tender. Businesses are required to register during an on-line Internet session. Each business is required to provide basic information regarding their business and identity and to complete a simple questionnaire. We presently do not charge any fee to register. After registration, a business is permitted to post notices of offers, view notices posted by other businesses and receive e-mail notifications of offers from other businesses.

Buyers

Each business interested in purchasing a product is given the opportunity to place a request for tender or procurement or an offer to buy on the Worldbid web site. Each business user selects the applicable category for their area of interest and enters in a description of the products or services sought,
together with their contact and e-mail information.   Each
request for tender is automatically delivered by e-mail to each business that has entered the Worldbid web site and entered its contact information with the request that they receive information regarding specific products or services. Each business can also enter its e-mail address in order to receive e-mail notifications from potential sellers in their category of interest.

Sellers

Each business that is interested in completing a sale is given the opportunity to post offers to sell on the Worldbid web site. Each business user selects a category of their offer for sale and then enters in a description of the products or services to be sold, together with the business users' contact and e-mail
information.   Each offer to sell is automatically delivered by
e-mail to each business that has entered the Worldbid web site and entered its contact information with the request that they receive information regarding specific products or services that are offered for sale. Each business that is interested in completing a sale can also enter its e-mail address in order to receive e-mail notifications from potential purchasers in their category of interest.

Requests for E-Mail Notifications

The Worldbid web site can also be used by businesses that do not wish to enter requests for tender or offers for sale. Business users may select a category of interest and view posted requests for tenders and offers to sell. Business users may enter their e-mail contact information in order to receive notifications of any request for tender or offer to sell within a category of interest.

Categories

The format of the Worldbid web site allows for a broad variety of categories and sub-categories, thereby appealing to a wide variety of potential business users. Businesses can request additional categories and sub-categories at the Worldbid web site by e-mailing us via the Worldbid web site. We believe that this flexible format will enable us to attract a broad range of businesses that presently do not have any conventional means of requesting tenders or obtaining requests for their products or services. The global nature of the Internet and its ability to be accessed throughout the world enables the Worldbid web site to be used by businesses to access markets outside their geographic region. Our experience is that approximately 60% of the businesses that have registered to use the Worldbid web site are residents of countries outside of the United States.

Development Focus

We have developed the format of the Worldbid web site in order to encourage use by businesses from around the world in the international trade community. We believe that the international focus of the Worldbid web site offers a competitive advantage over competing trade sites that often limit their focus to specific geographic regions. We have also focused on enabling the Worldbid web site to facilitate trade in goods that are often the subject of international trade, such as industrial goods and commodities.

International Worldbid Sites

We have developed a number of international Worldbid web sites and we are continuing to develop additional international sites. The network of Worldbid web sites now includes:
(i) worldbidgermany.com; (ii) worldbidafrica.com;
(iii) worldbidchina.com; (iv) worldbidmexico.com;
(v) worldbiditaly.com; (vi) worldbidfrance.com;
(vii) worldbidindia.com; (viii) worldbidkorea.com;
(ix) worldbiduk.com;(x) worldbidjapan.com; and
(xi) worldbidargentina.com. We have developed our international web sites as a means of attracting international businesses that want to deal in a local country market or in a local language, rather than English. Usage of our international web sites now accounts for approximately 10% of the total usage of the Worldbid web sites.

We have developed a proprietary database architecture which enables our international web sites to be linked to our main Worldbid web site, yet remain independent. Linking the international web sites to our main web site enables us to allow trade lead data from our main site to be posted on relevant international web sites and to allow trade lead data received from international web sites to be posted on our main web site. Trade lead data that is shared across web sites is restricted based on defined parameters, such as trade opportunities within a defined area or trade opportunities within a particular category.

Auctions

We have recently expanded the capabilities of the Worldbid web site to allow for auctions. We enable businesses to post products for auction. However, we do not participate in the auction process or any transaction completing process once an auction item is purchased.

Transaction Completion Process

We presently do not engage in completing transactions between businesses that have agreed to contracts through the Worldbid web site. The Worldbid web site is a means for interested parties to make contacts and pursue negotiations between themselves. We are not involved in the negotiation of the price or any terms of any contract between potential purchasers and suppliers.

Screening of Notices

We screen notices of products and services which are posted on the Worldbid web site at our option in order to ensure that notices are appropriate for each category and do not contain inappropriate content. We have implemented screening of notices as a means of ensuring that businesses using the Worldbid web site receive notices that are relevant to their businesses.

DEVELOPMENT OF THE WORLDBID WEB SITE

Global Internet Holdings started the development of the Worldbid web site in September 1998. While the Worldbid web site was operational at the time of its acquisition by us in February 1999, we determined that the functionality and presentation of the Worldbid web site required upgrading prior to us being able to market and solicit advertisements for the Worldbid web site. Accordingly, we proceeded with the development and upgrading of the WorldBid web site upon completion of its acquisition from
Global Internet Holdings.   Our development of the Worldbid web
site included a complete restructuring of the Worldbid web site. This restructuring was comprised of the following elements:

   - Re-design of the graphics and presentation of the Worldbid web site;

   - Expansion of the functionality of the Worldbid web site to include additional features, including posting of goods offered for sale and expanded e-mail notification capabilities;

   - Expansion and upgrading of our computer hardware and programming in order to expand the functionality and capacity of the Worldbid web site;

   - Addition of search capabilities in order that users can search for products by description or product codes;

   - Expansion of the number of categories within the Worldbid web site.

We are continuing to develop additional features for the Worldbid web site and to enhance the functionality and operation of the web sites. This is an ongoing process and is required in order to maintain our existing user base in response to competitive pressures, to attract new businesses and to enable us to earn revenues from the Worldbid web site, as discussed below.

THE WORLDBID BUSINESS

We have focused most of our business activity to date on the development of the Worldbid web sites. During this development stage of our business, we have reached the following milestones:

(a) we commenced earning revenues from advertisements on e-mail trade notifications in November, 1999;

(b) in excess of 18,000 businesses have registered in order to use the Worldbid web sites;

(c) we presently transmit in excess of 5,000,000 e-mail trade notifications in each month to businesses who are using the Worldbid web sites;

(d) the Worldbid web sites presently receive in excess of 1,000,000 page views per month.

The achievement of these milestones is important, as the usage of the Worldbid web site by businesses is an essential element of the implementation of our business plan. We have offered the Worldbid web site as a free site to date in order that we would maximize the number of businesses using the web site and receiving e-mail trade notifications. As the Worldbid web site is now being used by a significant number of businesses and contains business information which we believe to be unique and of value, we are now focusing on generating revenue from the Worldbid web site.

REVENUES

We have identified the following as the primary sources of revenues that we anticipate that we may be able to earn from the Worldbid web site:

1. sales of advertising placed on e-mail trade notifications which are transmitted via the Worldbid web site to businesses;

2. selling membership fees and charging usage fees charged to businesses for using the Worldbid web site and posting requests for tender and offers for sale on the Worldbid web site;

3. earning commissions and referral fees from referral arrangements with other companies who generate sales as a result of referrals of businesses by us;

4. fees charged to partners for partnership arrangements for the joint marketing and development of our Worldbid international web sites.

Advertising Revenues

We are presently selling space for advertisements to be placed on the e-mail trade notifications that are transmitted to businesses that are using the Worldbid web site. We entered into our first advertising sales contracts in August 1999. Sales of advertising on e-mail trade notifications accounts for substantially all of our revenue earned to date.

Advertising on e-mails is a new and emerging means of advertising products and services using the Internet. We are targeting advertisers involved in the business of trade and international trade and advertising agencies with clients involved in the business of trade and international trade. The targeted marketing group includes companies such as over-night courier services, insurance agents and customs brokers as potential advertisers on the Worldbid web site.

Advertising on e-mail transmissions is a new form of advertising that has yet to achieve broad based commercial acceptance. We are undertaking significant market efforts in order to persuade advertisers of the benefits of advertising on e-mail transmissions that we send to businesses using the Worldbid web site. Our marketing strategy includes marketing our ability to focus advertisements for each advertising purchaser on the basis of the various categories of goods and services on the Worldbid
web site.   In undertaking these marketing efforts, we have been
pursuing negotiations with advertising agencies that have multiple clients as a means of concentrating our market efforts.

We have determined that independent verification of use of the Worldbid web site and e-mail notifications is an essential element of our ability to market the advertising potential of the Worldbid web site. Accordingly, we have retained an independent auditor to verify the e-mail notifications sent by us via the Worldbid web site. Independent audit reports are used by us to substantial our e-mail transmission rates to advertising agencies and potential advertisers.

Membership and Usage Fees

We are evaluating the implementation of mandatory membership fees for businesses that are using the Worldbid web site. In addition, we are also evaluating the implementation of usage fees which would be charged to business for the benefits of the Worldbid web site, such as receiving e-mail trade notifications. We have not charged any membership or usage fees to date in order to encourage businesses to use the Worldbid web site and to expand the base of businesses using the Worldbid web site and receiving e-mail notifications. We are in the process of evaluating this revenue opportunity as usage of the Worldbid web site increases. We plan to charge fees to businesses once the volume of usage on the Worldbid web site has increased to a level where businesses are prepared to pay a fee to post requests for tenders and offers for sale and to receive e-mail information.

Partnership Programs

We are pursuing partnership arrangements with international businesses that are already involved in electronic commerce. The objective of these partnerships is to enable us to increase usage of the Worldbid international web sites. We plan to enter into partnership arrangements with partners who have a combination of established local business contacts, existing electronic commerce web sites, local content for web sites and existing electronic commerce clients. We would offer to our partner access to the Worldbid web site format with the objective of enhancing the service that the partner would be able to provide through its
existing electronic commerce business.   We anticipate that we
would enter into revenue sharing arrangements with our partners for revenues generated on the Worldbid international web sites in which a partner participates. We also anticipate charging fees to partners in consideration for us entering into the partnership arrangement.

Future Revenue Streams

We will continually evaluate alternate revenue streams for the Worldbid web sites. As usage of the Worldbid web sites grows, the amount of relevant trade information on our web sites increases. We view this information of potential value to businesses and we will continually evaluate means to earn revenue from this opportunity.

The Internet electronic commerce market is rapidly evolving and presenting us with new revenue opportunities. However, this rapid evolution could also result in existing revenue streams being reduced or eliminated due to technological change and competition.

EMPLOYEES

As of June 30, 2000, we had a total of sixteen (16) employees, of which fifteen (15) are full-time employees and one is a part-time employee. In addition, we have eight (8) full-time equivalent contract personnel and five (5) part-time contract personnel.

The services of Mr. Scott Wurtele as our chief executive officer are provided pursuant to an agreement dated September 10, 1999 between us, On Line Design and Mr. Wurtele. The services provided by Mr. Wurtele include management of our day-to-day business operations. The term of our agreement with Mr. Wurtele is for a term expiring on February 15, 2001. We currently pay On Line Design a consultant fee of $7,500 per month for Mr.
Wurtele's services.   Mr. Wurtele's consulting agreement may only
be renewed for additional terms upon written agreement between
Mr. Wurtele and us.   Any agreement for an extension of the term
would include agreement upon the consulting fee for the subsequent term.

The services of Mr. Logan Anderson as our president are provided pursuant to an employment agreement dated August 31, 1999 between Mr. Anderson and us. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president. Mr. Anderson is required to devote approximately 15% of his business time to our business until such time our positive working capital equals or exceeds $750,000 at which time Mr. Anderson has agreed to devote approximately 80% of his business time to our business. We currently pay Mr. Anderson a salary of $1,000 per month. Mr. Anderson's salary will increase to $7,500 per month upon Mr.
Anderson being required to devote 80% of his business time to our business. The term of our agreement with Mr. Anderson is for a term of one year, provided that we can terminate without cause upon the payment to Mr. Anderson of an amount equal to the greater of $30,000 or six months salary. Mr. Anderson may terminate his employment agreement upon three months written
notice to us.   The employment agreement may only be renewed for
additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the salary for the subsequent term. Mr. Anderson presently devotes approximately 15% of his business time to our business.

The services of Mr. Howard Thomson as our secretary and treasurer are provided pursuant to a written employment agreement dated August 31, 1999 between Mr. Thomson and us. The services provided by Mr. Thomson include ensuring that proper corporate, financial and administrative records are maintained by us, supervising and advising on the conduct of our financial affairs,
and coordinating all our auditing functions.   Mr. Thomson is
required to devote approximately 15% of his business time to our business until such time as our positive working capital equals or exceeds $750,000 at which time Mr. Thomson will be required to devote approximately 80% of his business time to our business.
We currently pay Mr. Thomson a salary of $750 per month. Mr. Thomson's salary will increase to $5,000 per month upon Mr. Thomson being required to devote 80% of his business time to our business. The term of our agreement with Mr. Thomson is for a term of one year, provided that we can terminate without cause upon the payment to Mr. Thomson of an amount equal to the greater of $22,500 or six months salary. Mr. Thomson may terminate his employment agreement upon three months written notice to us. The employment agreement may only be renewed for additional terms
upon written agreement between Mr. Thomson and us.   Any
agreement for an extension of the term would include agreement upon the salary for the subsequent term. Mr. Thomson presently devotes approximately 15% of his business time to our business.

The services of Mr. Paul Wagorn as our chief operating officer are provided pursuant to a written employment agreement dated March 1, 2000 between our subsidiary, Worldbid Networks, and Mr. Wagorn. Mr. Wagorn is paid a salary of $5,220 CDN per month and supervises our web site development and operations. Our agreement with Mr. Wagorn may be terminated by either us or Mr. Wagorn delivering written notice of termination, subject to a minimum notice period which is currently less than 60 days.

Our future performance depends upon the continued contributions of members of senior management and other key personnel. We do not have long-term employment agreements with any of our key personnel, other than set forth above and we do not maintain key person life insurance. Competition for attracting and retaining personnel in the industry is intense, and we need to be successful in attracting qualified employees in order for our business to succeed in the future. If one or more of our key personnel leaves and/or joins or forms a competitor, this could have a harmful effect on our business.

TECHNOLOGY

We use a combination of proprietary technology and commercially available licensed technology to operate the Worldbid web sites.

Software

We are the owner of proprietary software that has been developed by us and is incorporated into the Worldbid web sites. This proprietary software includes search engine software, advertising management software and certain web site management tools. We continue to develop proprietary software to enhance and expand the capabilities of the Worldbid web sites in circumstances where commercial third party software does not meet our requirements or is too expensive. We believe that the continued development of our own proprietary software is essential to the success of our business.

The operation of our computer network servers that host the Worldbid web site depends on operating system software, database software, and server software that has been developed, produced by and licensed from third parties. Software that we acquire from third parties is software that is commercially available software and is not software developed specifically for the Company.

Operations

We own the servers that host the Worldbid web sites. Our computer network servers are presently located in Vancouver, British Columbia on the premises of NetNation Communications Inc., our Internet service provider, at 2040-555 West Hastings Street, Vancouver, British Columbia. NetNation Communications presently provides us with the following services: Internet connection services, Internet band-with, and storage of our servers at NetNation Communications premises. We do not have any agreement directly with NetNation Communications but receive services through an Internet service provider agreement between NetNation Communications and Global Internet Holdings. We pay a monthly fee to Global Internet Holdings as reimbursement to Global Internet Holdings of the expenses incurred by Global Internet Holdings in connection with the services provided by NetNation. This expense is approximately $4,000 per month and varies according to bandwidth consumed by us. We anticipate that this expense will increase as usage of the Worldbid web sites and the volume of e-mail notifications delivered increases.

We are currently in the process of upgrading our computer network operations in order that we can accommodate increased use of the Worldbid web sites and increased e-mail transmissions. The upgrade will consist of the addition of two additional computer servers and associated computer hardware that will be located at our head office in Victoria, British Columbia. This computer equipment has been purchased and is in the process of being integrated into our operations. Our new computer servers will be connected to the Internet via a fiber-optic cable connection.
The upgrade to our computer network operations will enable us to accommodate a ten-fold increase in the usage of the Worldbid web sites without the acquisition of any new computer hardware. We intend to maintain our existing servers at NetNation Communications as back-up servers once we have switched operations to the new computer servers.

Internet Gateway

We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect the Worldbid web site to the
Internet.   We use Internet service providers to provide
connectivity to the Internet, Internet traffic and data routing services and e-mail services. The Internet service provider provides us with a high speed Internet access line to the World Wide

Web. As discussed above, we are in the process of upgrading these telecommunication and Internet service facilities in order to enable our computer systems to handle increased usage of the Worldbid web sites.

Personal Computers

We provide each of our employees and full-time consultants with a computer and related peripherals in order that the employee or consultant can provide us with their services. Some of our employees and consultant provide their services from their personal residences using the Internet and a corporate Intranet to access our servers and communicate with our head office. We retain ownership of any computer and related peripherals provided to any employee or full-time consultant.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

Our performance and ability to compete are dependent to a significant degree on the continued protection of our proprietary technology. We rely upon a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by employees and consultants as measures to establish and protect our proprietary rights.

We have applied for registration of the "WorldBid" trademark in the United States. We submitted an application to the United States Patent and Trademark Office on June 4, 1999 for a service mark "WORLDBID" for use in connection with the services that we provide. There can be no assurance that we will be able obtain a trademark for "WorldBid" or to secure significant protection for our service marks or trademarks. If granted, the issuance of a trademark will not be definitive of our right to use the trademark in conjunction with our services. Our rights would be subject to (i) the Act of July 5, 1946 (U.S.C. 1051 et. Seq., as amended); (ii) state and common low rights which generally confer rights based, among other things, on having been the first person to use the trademark, the distinctiveness of the trademark and the potential confusion with other trademarks, whether registered or not.

We have applied to the United States Patent Office for a patent of the customized trade facilitation system and associated custom advertising and notifications systems that we have developed and incorporated into the Worldbid web sites. There is no assurance that patent protection will be granted by the United States Patent Office.

We are the owner of the "www.worldbid.com" domain name. It is possible that our competitors or others will adopt Internet domain names or product or service names similar to "WorldBid", thereby impeding our ability to establish recognition and usage of the Worldbid web sites and creating confusion amongst users and potential users of the Worldbid web sites.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have been spent by the following amounts on research and development activities since the acquisition of the WorldBid web sites in February, 1999:

                                            February 16, 1999 to
                                               April 30, 2000

Research and Development Operating
Expenditures:                                       $ 94,081

Development Expenditures Capitalized as
Assets:                                             $158,355

Total Research and Development Expenditure:         $252,436

Research and development activities have consisted of the development of the Worldbid web sites and programming and software developments associated with the Worldbid web sites.

COMPETITION

We currently or potentially compete with a variety of other companies involved in facilitating business transactions via the Internet. These competitors include: (i) direct competing Internet web sites involved in facilitating business to business transactions, including VerticalNet.Com, Inc., Tradecompass.com and Alibaba.com; (ii) competing Internet web sites focused on specific industries, including Plasticnet.com and Ventro Corporation; (iii) traditional business to business competitors that are attempting to expand their existing businesses to electronic commerce; and (iv) traditional business to business advertising and commerce competitors, including trade magazines and trade associations. The presence of existing or future competition may impair our ability to charge user fees or other services charges to businesses that use the Worldbid web sites.

Our business plan anticipates that revenue will be earned from sales of advertising on e-mail transmissions. We face competition for advertising revenue from a broad spectrum of businesses using the Internet that are attempting to sell advertising on their web sites or on e-mails transmitted from their web sites. There is no assurance that potential advertising revenues will not decrease with the growth in electronic commerce
and competition from competitors.   The presence of existing or
future competition may impair our ability to earn revenue from advertising fees.

We anticipate that competition in the electronic commerce market will increase in the future as low barriers to entry characterize electronic commerce. Moreover, current and potential competitors may expand the capabilities of their web sites to compete directly with our Worldbid web sites. Accordingly, it is possible that new competitors or alliances among competitors may emerge and attract users and potential users from the Worldbid web sites. In addition, potential users may elect to sell their products directly without use of the Worldbid web sites.

Increased competition may result in the reduction in potential advertising and usage fees, the reduction of usage of the Worldbid web sites and our inability to generate business acceptance of the Worldbid web sites. Each of these factors would likely result in increased operating costs and our inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, such competitors may be able to attract potential users away from the Worldbid web sites, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their web-sites than we can.

GOVERNMENT REGULATION

Our experience is that users from multiple state and international jurisdictions use the Worldbid web sites. While we do not directly participate in any transaction completed between businesses using the Worldbid web site, we transmit e-mails to users across international and state boundaries. There is a risk that these e-mail transmittals may be the subject of government regulation in the future or that governments will interpret their laws as having jurisdiction over our business. Applicability of these laws may have the result that we are prohibited from transmitting e-mails to users in certain states or countries or that we may have to incur increased expense in order to transmit e-mails to users in certain states or countries.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase the Company's cost of doing business or otherwise have a harmful effect on the WorldBid Business.

We may have to qualify to do business in other jurisdictions. As the Worldbid web sites are available over the Internet in multiple states and foreign countries, and as the users of our Worldbid web sites are resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

We are not aware of any environmental laws that are applicable to the operation of our business.

ITEM 2.  Description of Property

We are presently in the process of locating our corporate head office in the United States. We have not determined the location of our corporate head office or entered into any lease for our corporate head office.

The business operations of our operating subsidiary, Worldbid Networks Ltd., are conducted from leased premises in Victoria, British Columbia, Canada. Worldbid Networks leases approximately 5,000 square feet of office space at Suite 1100, 1175 Douglas Street, Victoria, British Columbia, for a term expiring July 31, 2003. Our Worldbid web site operations and development activities are carried from these premises.

ITEM 3.  Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ending April 30, 2000.

                               PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol WBID. The first day on which our shares were traded was July 6, 2000. The high and the low bids for our shares for each quarter of actual trading were:

Quarter                              High          Low
-------                              ----          ---
1st Quarter 2000                     N/A           N/A
2nd Quarter 2000                     N/A           N/A
3rd Quarter 2000 (to date)         $4.00          $2.00

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

There were 39 registered shareholders of our common stock as at July 24, 2000.

Dividends

We issued a stock dividend to our shareholders of record on June 26, 2000. Each shareholder of record was issued an additional one share of our common stock for each share held prior to the record date. Our common stock was approved for trading on a post-split basis effective as of June 27, 2000. As a result of this stock dividend, the issued and outstanding shares of our common stock increased from 7,250,000 shares to 14,500,000 shares.

The issuance of dividends to shareholders is at the discretion of our board of directors. We have not issued any cash dividends since our inception and we do not have plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities

We completed the issuance of 3,000,000 common shares to Global Internet Holdings at a deemed price of $0.01 per share pursuant to the acquisition agreement for the Worldbid web site dated February 2, 1999. These shares were issued Global Internet
Holdings pursuant to Section 4(2) of the 1933 Act.   Global
Internet Holdings is the registered and beneficial owner or more than 10% of the Company's issued and outstanding Common Stock. The 3,000,000 shares of Common Stock issued to Global Internet Holdings are "restricted" shares, as defined in the 1933 Act. Global Internet Holdings is a private company a controlled by Mr. Scott Wurtele, a director of the Company.

We completed an offering of 2,000,000 shares of our common stock to nine (9) purchasers at a price of $0.01 per share on February 15, 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to our officers and directors. We received total proceeds of $20,000 from this offering. No commissions or fees were paid in connection with the offering. Mr. Logan Anderson, a director and our president, purchased 450,000 shares of our common stock pursuant to this offering. Mr. Howard Thomson, a director and our secretary and treasurer, purchased 50,000 shares of our common stock pursuant to this offering.

We completed an offering of 700,000 shares of our common stock to twenty-one (21) purchasers at a price of $0.20 per share on February 17, 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to our officers and directors. We received total proceeds of $140,000 from this offering. No commissions or fees were paid in connection with the offering.

We completed an offering of 300,000 common shares to twelve (12) purchasers at a price of $1.00 per share on March 31, 1999
pursuant to Rule 504 of Regulation D of the Act.    The offering
was completed to persons known to our officers and directors. We received total proceeds of $300,000 from this offering. No commissions or fees were paid in connection with the offering. Mr. Howard Thomson, a director and our secretary and treasurer, purchased 5,000 shares of our common stock pursuant to this offering.

We completed the sale of 1,250,000 units during the period from January 2000 to June 2000 at a price of $1.25 per unit. We raised total proceeds of $1,203,750 from this offering. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of
the Act.    Each unit was comprised of one share of our common
stock and one share purchase warrant. In aggregate, a total of 1,250,000 shares and warrants to purchase an additional 1,250,000 shares were issued. As a result of the stock dividend described below, each purchaser was issued one additional share for each share purchased and the terms of the warrants were amended in accordance with the anti-dilution provisions of each warrant.
As a result of these anti-dilution provisions, the warrants now represent the right to purchase a total of 2,500,000 shares of our common stock at a price of $0.75 during the first year following the closing and at a price of $0.875 during the second year following the closing.

We approved an incentive stock option plan on January 17, 2000 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants. Options to purchase a total of up to 2,175,000 shares of our common stock may presently be granted under the stock option plan.

We granted options to purchase a total of 915,000 shares of our common stock under the stock option plan during the period from January 2000 through the end of June 2000. These options were doubled after the stock dividend as a result of the anti-dilution provisions of the option agreements. Thus there are currently options to purchase 1,830,000 shares of our common stock outstanding. Each option granted is for a term of four years from the date of grant and is exercisable at price of $0.75 per share. Of the options granted, options to purchase a total of 715,000 shares of our common stock are held by our officers and directors. Additional options to purchase a total of 1,115,000 shares are held by our employees and eligible consultants, each of which options is subject to vesting over a period of four years from the date the employee or consultant joined us as an employee or consultant.

We completed the issue of 7,250,000 shares of our common stock upon completion of our stock dividend on June 26, 2000. Each of our shareholders received one additional share of our common stock for each share held as of June 26, 2000. We did not receive any proceeds from the issue of these shares of our common stock to our shareholders.

ITEM 6.  Management's Discussion and Analysis or Plan of
Operation

Plan of Operation

Our objective is to establish the Worldbid web sites as the premier business-to-business internet websites for world trade. We believe that the achievement of this objective will result in increased usage of the Worldbid web sites by businesses and increased volumes of e-mail notifications being transmitted by us. The achievement of increased use of the Worldbid web sites and transmission of e-mail notifications are essential components of our ability to earn revenues and to be profitable.

Our plan of operations for the next 12-month period involves completion of the following business objectives:

1.  Increasing Sales of Advertising

The Worldbid web sites presently receive more than one million page views per month. In addition, we are transmitting in excess of 5 million e-mail notifications in each month. The primary source of our current revenue comes from advertising on e-mail notifications; however, we are only earning revenue on advertisements on a portion of the e-mail notifications that we transmit. Our objective is to increase the amount of advertising revenue we receive through advertising on e-mail transmissions in order to maximize the revenue potential of this income source.
We plan to develop relationships and arrangements with advertising agencies and advertisers who are prepared to advertise on e-mail notifications transmitted via the Worldbid web sites. We will use our independent audit reports of the usage of our Worldbid web sites as a basis for increasing sales to advertisers directly and through advertising agencies. A key component of our marketing program will be our ability to focus advertising on targeted markets.

2.  Implementation of Usage Fees for the Worldbid Web Sites

We are continuing to evaluate the implementation of usage fees to be charged to businesses using the Worldbid web sites. Our plan is to continue to upgrade the Worldbid web sites to enable us to charge usage fees for various services offered by us through the Worldbid web sites. We plan to develop software that will enable us to invoice businesses and collect payments electronically through the Worldbid web sites.

We will continue to assess the implementation of various different forms of usage fees through the next twelve months. Specific usage fees that we are considering include charging businesses a monthly fee for access to the Worldbid web sites, charging businesses for e-mail trade notifications received in response to postings on the Website, and charging businesses for the ability to access information on trade notifications via the Worldbid web sites. The implementation of usage fees will depend on a number of factors, including the time at which competitors begin charging for their services and the time at which we consider that the information available to businesses on our Website is of sufficient value to convince businesses to pay for access to this information.

In order to enable us to begin charging businesses for access to information on our Website, we have recently modified our Website to require businesses to register with us prior to posting any offers for sales or requests for tender on our Website. This registration process is an initial step in being able to charge businesses for access to information on our Website.

3.  Marketing of the Worldbid Web Sites

We will attempt to increase the visibility and brand recognition of the Worldbid web sites through a variety of marketing and promotional campaigns. The purpose of the marketing and promotional campaigns will be to increase the number of businesses that are using the Worldbid web sites. The advertising campaigns may involve advertising in conventional print media and on complimentary Internet web sites. The nature and extent of any marketing and promotional campaigns conducted by us for the Worldbid web sites will depend on the availability of funding.

4.  Partnerships for International Web Sites

We plan to initiate partnership programs over the next twelve months for the development of our WorldBid international web sites. We are attempting to enter into partnership arrangements with electronic commerce businesses in other countries for the development and marketing of these web sites. Specific web sites which may be operated under a partnership program include the worldbiduk.com, worldbidafrica.com, and worldbidspain.com web sites. We are pursuing partnership programs with potential e-commerce partners who have any of the following:

  (i)    A developed user base of businesses;
  (ii)   Internet design and e-commerce experience;
  (iii)  International trade connections;
  (iv)   Existing business-to-business e-commerce websites; and
  (v)    Local market business connections.

We believe that we can offer potential partners a sophisticated means of enabling their clients to access valuable international trade information. Any partnership program would be operated on a revenue sharing basis.

5.  Upgrade of the Worldbid Web Sites

We plan to continually upgrade the Worldbid web sites over the next twelve months in order to maintain our competitive position and to take advantage of new technology. We plan to introduce a redesigned version of the Worldbid web sites by August, 2000. The redesigned Website will offer users faster access and more intuitive ease of use of the Worldbid web sites.

We anticipate that we will spend a minimum of $3,000,000 over the next twelve-month period in pursing our stated plan of operations. Of these anticipated expenditures, we anticipate that approximately $1,200,000 will be spent over the next six months. We may spend up to $6,000,000 over the next twelve-month period in pursuing our stated plan of operations if we are successful in achieving sufficient financing to support the expenditures. If we are successful in achieving sufficient financing, we anticipate that the majority of the increase in expenditures would be directed toward marketing and promotion of the Worldbid web sites generally. If we do not achieve sufficient funding, then this marketing and promotional campaign would be scaled back to reflect available funding.

We anticipate that we will hire approximately twenty additional employees over the next twelve-month period in implementing our stated plan of operations. We anticipate that these employees will include be distributed equally between the business development, web site operations, support staff and sales areas of our business.

Results Of Operations

We earned revenues of $87,729 for the year ended April 30, 2000. Our revenues consisted primarily of revenues from advertising on the e-mail trade notifications. Revenues from advertising commenced in August 1999. Of the revenues earned during the year, revenues earned during the last quarter of the year totaled $56,568, representing 64.5% of total revenues for the year. We anticipate that revenue from advertising will increase if the number of e-mail trade notifications that we send continues to increase and if we can increase the rate of paid advertising on our e-mail trade notifications.

Our operating expenses were $1,195,217 for the year ended April 30, 2000, compared to operating expenses of $71,572 for the period ending April 30, 1999. Our increased operating expenses are the result of the expansion of our business operations during the year. Significant expenses included the hiring of new employees, the establishment of our operating office in Victoria, British Columbia and the increased cost of managing and developing the Worldbid web sites. The increase in operating expenses compared to the period ended April 30, 1999 reflects that fact that the operating expenses for the period ended April 30, 1999 reflect only three months of active operations. We expect that our operating expenses and research and development costs will increase substantially as we attempt to expand our business operations in accordance with our business plan and our stated plan of operations.

We recorded a net loss of $1,104,640 for the year ended April 30, 2000, compared to a net loss of $71,571 for the period ending April 30, 1999. This loss reflects our increased operating expenses during the year and the fact that we did not achieve material revenues during the year. The increase in loss compared to the loss for the period ended April 30, 1999 also reflects the fact that the period ended April 30, 1999 reflects only three months of active operations. We anticipate that losses will increase as we increase our operating expenses to carry out our
plan of operations.   In particular, we recently increased our
advertising expenses associated with carrying out a marketing campaign of our business and the Worldbid web sites. There is no assurance that these advertising expenses will result in increased revenues.

Liquidity And Capital Resources

We had cash on hand of $86,911 and working capital of $34,186 as of April 30, 2000. Our monthly operating expenses have increased to approximately $200,000 per month. Our revenues have increased to approximately $30,000 per month and are not sufficient to support our stated plan of operations or our existing operating expenses.

We completed the sale of units consisting of shares of our common stock and share purchase warrants during the year ended April 30, 2000 for total proceeds of $912,500. We completed the sale of additional units subsequent to April 30, 2000 for additional
proceeds of $291,250.   The funds raised from the offering have
been applied to fund our working capital requirements and to fund our increased marketing campaign.

Our current cash reserves are only sufficient to enable us to operate for an additional 2 months, assuming that our revenues remain constant. Accordingly, we will shortly require additional financing if we are to continue our business operations. We anticipate that any additional financing would be through the sales of our common stock. We do not have any arrangements in place for the sale of any of our common stock and there is no assurance that we will be able to achieve funding through the sales of our common stock.

We anticipate that we will continue to incur losses for the foreseeable future. We base this expectation in part on the expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

  (i) our ability to increase revenue from advertisements from e-mail notifications transmitted via the Worldbid web sites

  (ii) our ability to implement usage fees for the Worldbid web sites without significantly reducing use of the Worldbid web sites and the number of e-mail trade notifications.;

  (iii)our ability to achieve funding, which is necessary to achieve our stated plan of operations;

  (iv) our ability to compete with existing and new business-to-business electronic commerce web sites and the success of any marketing and promotional campaign which we conduct for the Worldbid web sites.

Our stated plan of operations includes forward-looking statements. Our actual results may differ materially from this stated plan of operations. Factors which may cause our actual results or our actual plan of operations to vary include decisions of the board of directors not to pursue the stated plan of operations based on a reassessment by our board of directors of the plan which is in our best interest, change in the internet business environment and changes in general economic conditions and those factors which we have identified as risk factors in this Form 10-KSB Annual Report.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, we have not experienced any adverse effects of this Year 2000 problem.

ITEM 7.  Financial Statements

The Company's audited financial statements for the period ending
April 30, 1999 and 2000, including the following, are attached hereto.

  (a)  Consolidated Balance Sheets;

  (b)  Consolidated Statement of Operations and Accumulated
       Deficit;

  (c)  Consolidated Statement of Changes in Stockholders'
       Equity;

  (d)  Consolidated Statement of Cash Flows;

  (e)  Notes to Consolidated Financial Statements.

                        WORLDBID CORPORATION
                           AND SUBSIDIARY

                        FINANCIAL STATEMENTS

                           APRIL 30, 2000

                                WITH
                INDEPENDENT AUDITOR'S REPORT THEREON

                    INDEX TO FINANCIAL STATEMENTS
                    -----------------------------

                                                      Page
                                                      ----

Independent Auditor's Report. . . . . . . . . . . . . . 1

Consolidated Financial Statements:

  Consolidated Balance Sheet. . . . . . . . . . . . . . 2

  Consolidated Statement of Operations
    and Accumulated Deficit . . . . . . . . . . . . . . 3

  Consolidated Statement of Changes
    in Stockholders' Equity   . . . . . . . . . . . . . 4

  Consolidated Statement of Cash Flows  . . . . . . . . 5

  Notes to Consolidated Financial Statements. . . . . . 6-12

Supplemental Statement:

  Consolidated Statement of Operating Expenses  . . . . 14

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


To the Board of Directors
And Stockholders
Worldbid Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows present fairly, in all material respects, the financial position of Worldbid Corporation and its subsidiary for the year ended April 30, 2000 and for the period ended April 30, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental consolidated statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Sarna & Company

Sarna & Company
Westlake Village, California
June 26, 2000

                WORLDBID CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET



                             ASSETS                  APRIL 30
                                                 2000        1999
                                                 ----        ----

Current Assets
  Cash                                     $   86,911  $  366,239
  Accounts Receivable                          39,772           0
                                           ----------  ----------
      Total Current Assets                    126,683     366,239

Property and Equipment
  Computer Software                            62,077      15,461
  Computer Equipment                          155,886           0
  Web Site                                     69,573      44,840
  Office Equipment                             43,073           0
                                           ----------  ----------
     Total Property and Equipment             330,609      60,301
     Less Accumulated Depreciation            <66,122>          0
                                           ----------  ----------
          Net Property and Equipment          264,487      60,301

Other Assets - Domain Names                     9,865           0
                                           ----------  ----------

TOTAL ASSETS                               $  401,035  $  426,540
                                           ==========  ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses    $   92,497  $    5,612
                                           ----------  ----------
      Total Current Liabilities                92,497       5,612

Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    6,730,000 and 6,000,000 shares issued       6,730       6,000
  Additional Paid in Capital                1,478,020     486,500
  Accumulated deficit                      <1,176,212>    <71,572>
                                           ----------  ----------
       Total Stockholders' Equity             308,538     420,928
                                           ----------  ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $  401,035  $  426,540
                                           ==========  ==========


          See Notes to Consolidated Financial Statements

                WORLDBID CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT



                                            YEAR ENDED        INCEPTION
                                            APRIL 30         8/10/98 TO
                                            2000                4/30/99
                                            ----------       ----------

Revenues                                    $   87,729                0

Operating Expenses                          <1,195,217>         <71,572>
                                           -----------         ---------
Loss Before Other Income                    <1,107,488>         <71,572>

Other Income - Interest                          2,848               <0>
                                           -----------         ---------
Loss Before Provision for
  Income Taxes                              <1,104,640>         <71,572>

Provision for Income Taxes                          <0>              <0>
                                           -----------         ---------
Net Loss                                    <1,104,640>         <71,572>

Accumulated Deficit, Beginning of Period       <71,572>              <0>
                                           -----------         ---------

Accumulated Deficit, End of Period         $<1,176,212>        $<71,572>
                                           ===========         =========


Net Loss per Share                         $     <0.18>        $  <0.01>
                                           ===========         =========
Weighted Average Shares Outstanding          6,020,000         5,025,000
                                           ===========         =========


             See Notes to Consolidated Financial Statements

                 WORLDBID CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                        Common  Stock   Additional  Accumulated  Total
                                Dollar  Paid in     Deficit      Stockholders'
                        Shares  Amount  Capital                  Equity
                        ------ -------  ----------  -----------  ------------

Balances (INCEPTION)      ---- $  ----  $     ----  $      ----  $       ----
  August 10, 1998

Common Stock Issued
  Worldbid.Com
  Web Site
  Acquisition
  February 2, 1999
  $.01 per share     3,000,000   3,000      27,000         ----        30,000

Common Stock Issued
  February 15, 1999
  $.01 per share     2,000,000   2,000      18,000         ----        20,000


Common Stock Issued
  February 17,1999
  $.20 per share       700,000     700     139,300         ----       140,000


Common Stock Issued
  March 31, 1999
  $1.00 per share      300,000     300     299,700         ----       300,000


Contributed Surplus
  Fair Market Value
  of Officer's
  Services Provided
  from February 15,
  1999 to April 30,
  1999                    ----    ----       2,500         ----         2,500
                     --------------------------------------------------------

Balances
  April 30, 1999     6,000,000 $ 6,000  $  486,500  $   <71,572>    $ 420,928

Common Stock Issued
   April 20, 2000
   $1.25 per share     730,000     730     991,520         ----          ----

Net Loss
  Period Ended
  April 30, 2000          ----    ----        ----   <1,104,640>     <112,390>
                     --------------------------------------------------------
Balances
  April 30, 2000     6,730,000 $ 6,730  $1,478,020  $<1,176,212>    $ 308,538
                     ========================================================

              See Notes to Consolidated Financial Statements

                    WORLDBID CORPORATION AN SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                YEAR ENDED      INCEPTION
                                                APRIL 30       8/10/98 TO
                                                2000              4/30/99
                                                ----------     ----------
Cash Flows from Operating Activities:

 Net Loss                                     $ <1,104,640>  $    <71,572>
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
           Amortization                              1,096              0
           Depreciation                             66,122              0
      <Increase> Decrease in:
         Accounts Receivable                       <39,772>             0
       Increase <Decrease> in:
         Accounts Payable and
           Accrued Expenses                         86,885          5,612
                                                ----------     ----------

   Net Cash Used by Operating Activities          <990,309>       <63,460>

Cash Flows from Investing Activities:

   Purchases of Property and Equipment            <270,308>       <30,301>
   Acquisition of Domain Names                     <10,961>             0
                                                ----------     ----------
     Net Cash Used by Investing Activities        <281,269>       <30,301>

Cash Flows from Financing Activities:

 Net Proceeds from the Issuance of
   Common Stock                                    992,250        460,000
                                                ----------     ----------
 Net Cash Provided by Financing Activities         992,250        460,000
                                                ----------     ----------
 Net Increase <Decrease> in Cash                  <279,328>       366,239

Cash at Beginning of Period                        366,239              0
                                                ----------     ----------
Cash at End of Period                         $     86,911   $    366,239
                                              ============   ============


             See Notes to Consolidated Financial Statements

                   WORLDBID CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------
Worldbid Corporation (the "Company" or "WBC") was originally incorporated on August 10, 1998 in the state of Nevada as "Tethercam Systems, Inc.". On January 15, 1999 the Company changed its name to Worldbid Corporation.

The Company is engaged in the business of facilitating electronic commerce via the Internet. The company owns and operates an online business-to-business world trade web site, which is located on the Internet at "www.Worldbid.com". The Worldbid web site facilitates business transactions on the Internet by providing an organized and systematic tool for business to post notices of goods for sale and notices for the request for tender of goods. The Company uses electronic e-mail notifications in order to enable businesses to connect and transact business. The Company currently earns revenues from advertising on e-mail notifications, which are transmitted to businesses using the worldwide web site. The Company plans to increase the revenue generating capabilities of its Worldbid web site by charging fees to businesses for services provided via the Worldbid web site.

Basis of Presentation
---------------------
The consolidated financial statements as presented include the accounts of Worldbid Corporation and its subsidiary Worldbid
Networks, Inc.  All intercompany balances have been eliminated.

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. All reported amounts are in U.S. dollars.

Use of Estimates
----------------
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

            WORLDBID CORPORATION AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Pro Forma Compensation Expense
------------------------------
WBC accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements.

Accounts Receivable
-------------------
No allowance for uncollectable accounts has been provided.
Management has evaluated the accounts and believes they are all collectable.

Depreciation, Amortization and Capitalization
----------------------------------------------
The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).
Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

            WORLDBID CORPORATION AND SUBSIDIARY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Fair Value of Financial Instruments
-----------------------------------
Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities, which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Earnings Per Share Information
------------------------------
The Company computes basic earnings per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period. Common share equivalents are not included in this calculation if the effect of their inclusion is anti-dilutive.

Advertising Expense
-------------------
The company recognizes advertising expenses when incurred in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of producing advertisements at the time the production occurs, and expenses the costs of communicating advertising in the period in which the advertising space or airtime is used.

Comprehensive Income
--------------------
Effective at inception, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. At April 30, 2000 and 1999, the Company did not have transactions that were required to be reported in comprehensive income.

<Page<

             WORLDBID CORPORATION AND SUBSIDIARY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------
Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

Capitalized Software
--------------------
Effective at inception, the Company has adopted the provisions of SOP No. 98-1, "Software for Internal Use", issued by the
American Institute of Certified Public Accountants. Accordingly the Company has capitalized computer software costs incurred during the application development stage in accordance with this standard. These capitalized costs consist primarily of direct materials, services and payroll related costs associated with coding, installation to hardware and testing of the Company's software. Costs incurred subsequent to the Company's application development stage to enhance, manage, monitor and operate the Company's website are expensed as incurred.


NOTE 2 - ACQUISITION OF WORLDBID.COM
------------------------------------
On February 15, 1999 the Company acquired the web site "worldbid.com" together with all software, tangible and intellectual assets and rights associated with that site from Databoat International Limited (Databoat). This web site, which consists of software and registered rights, was accounted for as an asset acquisition as are other software purchases and development costs. The Company has issued to Databoat a total of 3,000,000 restricted shares of common stock (Databoat Shares-Fair Market Value $30,000) pursuant to an acquisition agreement. The Company has also entered into a consulting agreement with Databoat's principal stockholder, Mr. Scott Wurtele and On-line Design, a company controlled by him.

             WORLDBID CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY)
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - ACQUISITION OF WORLDBID.COM - CONTINUED
------------------------------------------------
The Company and Databoat have agreed that the Databoat Shares will be held in escrow for a period of four years on the terms and conditions of an escrow agreement between the Company, Databoat and Cane & Company, the attorneys for the company (the "Escrow Agreement"). The Databoat shares will be released to Databoat in accordance with the Escrow Agreement, commencing on the date, which is one year from the date of closing on the following schedule.

Anniversary of Closing Date          Number of Shares
---------------------------          ----------------
February 15, 2000                      300,000 (Released on Schedule)
February 15, 2001                      700,000 shares
February 15, 2002                    1,000,000 shares
February 15, 2003                    1,000,000 shares

Subsequent to the acquisition of Worldbid.com, Databoat
International Limited changed its name to Global Internet
Holdings Ltd.

NOTE 3 - PROVISION FOR INCOME TAXES
-----------------------------------
The provision for income taxes for the year ended April 30, 2000 and for the period ended April 30, 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company leases office space under a noncancelable-operating lease. This operating lease terminates July 31, 2003. In connection with the lease arrangement, the Company is obligated to make rental payments of $1,280 per month with a scheduled increase to $1,365 effective August 1, 2002.

Future annual minimum rental commitments are as follows:

Year
2000    $10,240
2001    $15,360
2002    $15,785
2003    $ 9,555

               WORLDBID CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES - CONTINUED
--------------------------------------------------

Management Consulting Agreement
-------------------------------
The Company has entered into a consulting agreement, with On-Line Design, a British Columbia company owned 100% by Mr. Wurtele.
The Company has paid $5,000 per month for the contract term expiring February 16, 2000. This obligation has increased to $7,500 per month expiring February 16, 2001. In exchange for these payments, On-Line Design provides management and continued development of the Company's business.

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

NOTE 6 - STOCK OPTION SUMMARY
-----------------------------
The following table summarizes information about stock options outstanding at April 30, 2000:

                    Options Outstanding at April 30, 2000
                    -------------------------------------

                    Exercise    Number of Shares      Remaining
		          Prices       Outstanding     Contractual Life
                    --------    ----------------   ----------------
Directors Plan      $   1.50         317,500           4 Years

Employees &
 Consultants        $   1.50         285,000           4 Years
                                     -------
                                     602,500
                                     =======

             WORLDBID CORPORATION AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - STOCK OPTION SUMMARY - CONTINUED
-----------------------------------------

2000 Employee & Consultants Stock Option Plan
---------------------------------------------
On January 17, 2000, the Board of Directors and the Company adopted the 2000 Stock Option Plan and reserved 285,000 shares of Common Stock for issuance to the employees and consultants of the Company. Each option will entitle the holder to purchase one share of common stock of the Company at a price of $1.50 per share for a four year term expiring on February 1, 2004, subject to vesting at 25% per year.

2000 Directors Stock Option Plan
--------------------------------
On January 17, 2000, the Board of Directors and the Company adopted the 2000 Directors Stock Option Plan and reserved 317,500 shares of Common Stock for issuance to the directors of the Company. Each option will entitle the holder to purchase one share of common stock of the Company at a price of $1.50 per share for a four-year term expiring on February 1, 2004. All options will vest upon execution of the option agreement.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

The Company has issued options to purchase an additional 312,500 shares to employees and consultants during the period May 1, 2000 to June 23, 2000. Each option is exercisable at a price of $1.50 per share for a four-year period. Of the 312,500 options, 100,000 will vest upon execution of the option agreement and 212,500 are subject to vesting at 25% per year.

The Company completed the sale of an additional 520,000 units during the period from May 1, 2000 - June 23, 2000. Each unit consists of one share of the Company's Common Stock, $0.001 par value and one share purchase warrant. Each warrant is exercisable for a period of two years at a price of $1.50 per share during the first year following closing and at a price of $1.75 during the second year following closing.

On June 26, 2000, the Company issued to each of the shareholders of the Company a total of one additional share of the Company's common stock for each outstanding share of the Company's common stock held by each shareholder. Each share will be deemed to be a validly issued, fully paid and non-assessable share of the Company's common stock.

                     SUPPLEMENTAL STATEMENT

                WORLDBID CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF OPERATING EXPENSES

                                            YEAR ENDED      INCEPTION
                                            APRIL 30       8/10/98 TO
Operating Expenses                          2000              4/30/99
                                            ----------     ----------
  Amortization                              $    1,096            0
  Audit Email Trade                             12,500            0
  Automobile                                     2,252            0
  Bank Charges                                   1,260            0
  Computer Maintenance                           1,347            0
  Depreciation                                  66,122            0
  Directors Fees                                14,750            0
  Dues and Subscriptions                         3,897            0
  Graphic Design                                73,975            0
  Health Benefits                                1,321            0
  Insurance                                        411            0
  Interest Expense                                  29            0
  Internet Provider Fees                         2,935            0
  Licenses & Permits                               299            0
  Management Agreement                           6,000            0
  Market Research and Development               70,189       29,137
  Marketing                                    410,128            0
  News Feed                                      5,014            0
  Office Administration                         30,792            0
  Office Expense                                25,249            0
  Office Supplies                                4,669          796
  Payroll                                       58,634            0
  Postage and Delivery                           4,714          348
  Posting Bids                                  47,570            0
  Professional Development                      11,963            0
  Professional Fees                            122,154       32,332
  Programming Efforts Expensed                  44,470        4,024
  Rent                                          27,440            0
  Sales Commissions                             11,090            0
  Sales Expenses                                 1,665            0
  Telephone                                     27,643        1,935
  Trade Shows                                    6,744            0
  Translation                                   18,146            0
  Travel                                        62,774            0
  Web Site Management                           15,975        3,000
                                            ----------   ----------

Total Operating Expense                     $1,195,217     $ 71,572
                                            ==========   ==========

           See Notes to Consolidated Financial Statements

                               PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act.

Directors and Officers

The following information sets forth the names of our officers and directors, their present positions, and their biographical information.

Name                  Age              Office(s) Held

Scott Wurtele          54           Director and Chief
                                    Executive Officer

Logan Anderson         45           Director and President

Howard Thomson         53           Director, Chief Financial
                                    Officer, Secretary
                                    and Treasurer

Paul Wagorn            31           Director and Chief
                                    Operating Officer

Scott Wurtele is our chief executive officer and is one of our directors. Mr. Wurtele was appointed as one of our directors on September 10, 1999. Mr. Wurtele was appointed as our chief operating officer on February 17, 2000. Mr. Wurtele is the president and controlling shareholder of Global Internet Holdings. Mr. Wurtele founded Global Internet Holdings in 1992 and has been employed as President of Global Internet Holdings since 1992. Global Internet Holdings is a private company that has developed an Internet boating book Worldbid web site. Mr. Wurtele was responsible for the development of Global Internet
Holdings as an electronic commerce company.   Specific goals
accomplished by Global Internet Holdings under the direction of Mr. Wurtele include the production of a multi-media CD for boating book publications and the establishment of the Global Internet Holdings Worldbid web site. Prior to establishing Global Internet Holdings in 1992, Mr. Wurtele was involved in construction and project management for approximately 20 years.

Logan Anderson is our president and is one of our directors. Mr. Anderson was appointed as a director and our president on August 10, 1998. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr.
Anderson was Comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc.

Howard Thomson is our secretary and treasurer and one of our directors. Mr. Thomson was appointed a director and our secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as our chief financial officer on February 17, 2000. Mr. Thomson was employed from

1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson resided in London, England prior to joining the Bank of Montreal and was employed by the National Westminster Bank in England for 13 years. Mr. Thomson is also a director of Skinvisible, Inc., a company which has developed and is marketing an anti-bacterial skin care product and the whose common stock is traded on the OTC Bulletin Board.

Paul Wagorn is our chief operating officer and is one of our directors. Mr. Wagorn was appointed as a director and as chief operating officer on February 17, 2000. Mr. Wagorn has been working in the computer field for the past 12 years, in which he has served in both the public and private sectors as a software and database engineer, project manager, and support specialist. Mr. Wagorn attended the University of Waterloo on scholarship for 3 years as a candidate for a Bachelor of Science in Computer Engineering, with concurrent courses in Business Administration. From 1987 to 1989, Paul worked for Consumer and Corporate Affairs Canada, leading a team to computerize the data retrieval system for Canadian Patents and develop a quality assurance system for Canadian Patent Examiners. Mr. Wagorn subsequently worked on various small and large database-systems projects integrating new technology with existing data. From 1991 to 1999, Mr. Wagorn worked for a computer firm (JD Micro Devices Inc.) as the Corporate Sales Manager, where, under his leadership, sales rose by a factor of 3. During this time, Mr. Wagorn also worked as a Network Engineer and Software Engineer, co-developing the JD Micro Devices' point-of-sale software, which is still in use today.

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of our common stock, as provided by Article 330 of Chapter 78 "Private Corporations" of the Nevada Revised Statutes, or until removed from office in accordance with the our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

-----------------------------------------------------------------
                      Number    Transactions       Known Failures
                      of Late   Not Timely         To File a
                      Reports   Reported           Required Form
Name and
Principal Position
-----------------------------------------------------------------
Logan Anderson,
Director President       2          0                  None

Howard Thomson,
Director Chief           2          0                  None
Financial Officer
Secretary and
Treasurer

Scott Wurtele,
Director Chief           2          0                  None
Executive Officer

Paul Wagorn,
Director Chief           2          0                  None
Operating Officer
-----------------------------------------------------------------

ITEM 10.  Executive Compensation

The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended April 30, 2000. No other compensation was paid to any such officer or directors other than the cash compensation set forth below. Compensation attributed to Scott Wurtele was paid to On-Line Design. See Item 1 of this Annual Report entitled "Description of Business - Employees".

                      Summary Compensation Table

                   Annual Compensation            Long Term Compensation
                   -------------------            ----------------------
                                               Awards          Payouts
                                               ------          -------
                                    Other                            All
                                    Annual                           Other
                                    Com                           ($)Com
                                    pen   Restricted                 pen
                                    Sa    Stock   Options/* LTIP     sa
Name      Title   Year Salary Bonus tion  Awarded SARs (#)  payouts  tion
----      -----   ---- ------ ----- ----  ------- --------  -------  -----
Logan    Director 4/00 $8,000  $0   $0      0     300,000      0       0
Anderson President

Scott    Director 4/00 $62,500 $0   $0      0     115,000      0       0
Wurtele  C.E.O.

Howard   C.F.O.   4/00 $9,750  $0   $0      0     150,000      0       0
Thomson  Director
         Secretary/
         Treasurer

Paul     Director 4/00 $40,000 $0   $0      0     150,000      0       0
Wagorn   C.O.O.


Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended April 30, 2000 (as increased by the stock dividend):

                  Number of   % of Total
                  Securities  Options
                  Underlying  Granted to  Exercise
                  Options     Employees   Price	      Expiration
Name              Granted                 (per Share) Date

----------------  --------    ----------- ----------- ------------

Scott Wurtele     115,000        9.5%       $0.75     Feb. 1, 2004
C.E.O. and
Director

Logan Anderson    300,000       24.9%       $0.75     Feb. 1, 2004
President and
Director

Howard Thomson	  150,000       12.5%       $0.75     Feb. 1, 2004
C.F.O. and
Director
Secretary and
Treasurer

Paul Wagorn       150,000       12.5%       $0.75     Feb. 1, 2004
C.O.O. and
Director

Exercises of Stock Options

None of the options granted to any of our officers and directors have been exercised.

Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of June 30, 2000.

Name           Exercise  No. of   Date of      Vesting      Expiry
               Price     Options  Grant        Date         Date
-----------    --------  -------  -------      -------      -------
Scott Wurtele   $0.75    115,000  Feb. 1,      Feb. 1,      Feb. 1,
                                  2000         2000         2004
Logan Anderson  $0.75    300,000  Feb. 1,      Feb. 1,      Feb. 1,
                                  2000         2000         2004
Howard Thomson  $0.75    150,000  Feb. 1,      Feb. 1,      Feb. 1,
                                  2000         2000         2004
Paul Wagorn     $0.75     70,000  Feb. 17,     Feb. 17,     Feb. 1,
                                  2000         2000         2004
Paul Wagorn     $0.75     20,000  Feb. 1,      Sept. 30,    Feb. 1,
                                  2000         2000         2004
Paul Wagorn     $0.75     20,000  Feb. 1,      May 1,       Feb. 1,
                                  2000         2001         2004
Paul Wagorn     $0.75     20,000  Feb. 1,      May 1,       Feb. 1,
                                  2000         2002         2004
Paul Wagorn     $0.75     20,000  Feb. 1,      May 1,       Feb. 1,
                                  2000         2003         2004

In addition, options have been granted pursuant to our stock option plan to Wendy Wurtele to purchase a total of 60,000 shares of our common stock and to Daniel Wurtele to purchase a total of 60,000 shares of our common stock. Wendy Wurtele is the spouse of Scott Wurtele. Daniel Wurtele is the son of Scott Wurtele and Wendy Wurtele. Each option is exercisable at a price of $0.75 per share for a four-year term from the date of grant. In addition, each option is subject to vesting over a period of four years from the respective date on which Wendy Wurtele or Daniel Wurtele joined us as an employee or consultant. Wendy Wurtele provides administration services to us on a full-time basis. Daniel Wurtele provides computer programming and web site development services to us on a full-time basis.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 15, 2000, the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 10% of our common stock outstanding and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

                                      Number of
Title of      Name and address        shares of     Percentage of
class		  of beneficial owner     Common Stock  Common Stock(1)
--------      -------------------     ------------  ---------------
Common Stock  Global Internet        5,920,000(3)        40.8%
              Holdings Limited(2)
              Scott Wurtele, Director
              And C.E.O.
              1100-1175 Douglas Street
              Victoria, British Columbia

Common Stock  Logan Anderson           900,000            6.2%
              Director, President
              P.O. Box 1998G
              Seven Mile Beach
              Grand Cayman, BWI

Common Stock  Howard Thomson           110,000             .76%
              Director, Chief
              Financial Officer,
              Secretary
              and Treasurer
              1521 Purcell Drive,
              Coquitlam, BC V3E 3B6

Common Stock  Paul Wagorn                 0               0.0%
              Director, Chief
              Operating Officer

Common Stock  All Officers and       6,930,000	         47.8%
              Directors as a
              Group (4 persons)
-------------------------------------------------------------------
(1) Based on 14,500,000 shares of Common Stock of the Company issued and outstanding on July 15, 2000.

(2)  Global Internet Holdings Ltd. (formerly Databoat
International Limited) is the owner of 5,920,000 shares of the Company. Global Internet is a private company controlled by Scott Wurtele. Scott Wurtele is the President of Global Internet.

(3) Includes shares held by Global Internet Holdings, a private company controlled by Scott Wurtele, a director of the Company.


ITEM 12.  Certain Relationships and Related Transactions.

Except as set forth below, none of the directors or officers of the Company, nor any proposed nominee for election as a director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company.

We acquired the WorldBid web site from Global Internet Holdings in consideration for the issue to Global Internet Holdings of a total of 3,000,000 restricted shares of our common stock. See
Item 1. - Description of Business - Acquisition of WorldBid Internet Business. Global Internet Holdings is a private company controlled by Scott Wurtele, our chief executive officer and a
director.    Mr. Wurtele is the sole director of Global Internet
Holdings and is the president of Global Internet Holdings. Mr. Wurtele is the registered owner of 70.5% of the voting common shares of Global Internet Holdings. Wendy Wurtele, the spouse of Scott Wurtele, is the owner of 13.1% of the voting common shares of Global Internet Holdings. Daniel Wurtele, the son of Scott Wurtele and Wendy Wurtele, is the owner of 2.6% of the voting common shares of Global Internet Holdings.

We have entered into a consulting agreement with Mr. Wurtele.
See Item 1. - Description of Business - Employees.

We have entered into an employment agreement with Logan Anderson, our president and a director. See Item 1. - Description of Business - Employees.

We have entered into an employment agreement with Howard Thomson, our chief financial officer, secretary and treasurer and a director. See Item 1. - Description of Business - Employees.

We have entered into an employment agreement with Paul Wagorn, our chief operating officer and a director. See Item 1. -
Description of Business - Employees.

ITEM 13.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

Exhibits

Exhibit 2.1:  Articles of Incorporation*
Exhibit 2.2:  Certificate of Amendment of Articles of
              Incorporation*
Exhibit 2.3:  By-Laws of the Company*
Exhibit 3.1:  Specimen Stock Certificate*
Exhibit 6.1:  Acquisition Agreement between the Company,
              Global Internet Holdings International Limited and Scott Wurtele dated February 1, 1999*
Exhibit 6.2:  Original Management Consulting Agreement
              between the Company and On Line Design Ltd. dated
              February 16, 1999*
Exhibit 6.3: Acquisition Amendment Agreement between the Company, Global Internet Holdings International Limited, On Line Design Ltd. and Scott Wurtele dated September 10, 1999*
Exhibit 6.4:  Employment Agreement between the Company and
              Logan Anderson dated August 31, 1999*
Exhibit 6.5: Employment Agreement between the Company and Howard Thomson dated August 31, 1999*
Exhibit 6.6:  Amended Management Consulting Agreement
              between the Company, On Line Design Ltd. and Scott Wurtele dated September 10, 1999*
Exhibit 9.1: Escrow Agreement between the Company, Cane & Company, LLC and Global Internet Holdings International Limited dated February 16, 1999*
Exhibit 9.2:  Amended Escrow Agreement between the Company,
              Cane & Company, LLC and Global Internet Holdings International Limited dated September 10, 1999*
Exhibit 23.1: Consent of Sarna & Company, Certified Public
              Accountants
Exhibit 27.1: Financial Data Schedule
----------------
* Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 30, 1999 (File No. 0-26729)

Financial Statements

See Part II, Item 7.


Reports on Form 8-K

None.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION


By:  /s/ Logan Anderson
     _________________________________
     Logan Anderson, Director                 Date: 7-26-00
     President


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Logan Anderson
     _________________________________
     Logan Anderson, Director                 Date: 7-26-00
     President



By:  /s/ Scott Wurtele
     _________________________________
     Scott Wurtele, Director                  Date: 7-26-00
     Chief Executive Officer



By:  /s/ Howard Thomson
     _________________________________
     Howard Thomson, Director                 Date: 7-26-00
     Chief Financial Officer,
     Secretary and Treasurer



By:  /s/ Paul Wagorn
     _________________________________
     Paul Wagorn, Director                    Date: 7-26-00
     Chief Operating Officer