Form 10QSB
period 2000-07-31
WORLDBID CORP
filed 2000-09-14
CIK 1080399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period ---------- to -------------


                         Commission File Number 000-26729

                              WORLDBID CORPORATION
        ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


          Nevada                                          88-0427619
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organisation)

Suite 1100, 1175 Douglas Street
Victoria, British Columbia, Canada                         V8W 2E1
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)


          Issuer's telephone number, including area code: 250-475-2248

                                      None
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,550,000 Shares of $.001 par value Common Stock outstanding as of September 12, 2000.

                              WORLDBID CORPORATION
                              For the Quarter Ended
                                  July 31, 2000

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION ...............................................1

ITEM 1. FINANCIAL STATEMENTS: ................................................1

        Consolidated Balance Sheet ...........................................1

        Consolidated Statement of Operations and Accumulated Deficit .........2

        Consolidated Statement of Changes in Stockholders' Equity ............3

        Consolidated Statement of Cash Flows .................................4

        Notes to Consolidated Financial Statements ...........................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION ...........11

PART II - OTHER INFORMATION .................................................14

ITEM 1. LEGAL PROCEEDINGS ...................................................14

ITEM 2. CHANGES IN SECURITIES ...............................................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .....................................14

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...................14

ITEM 5. OTHER INFORMATION ...................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................14

SIGNATURES ..................................................................15

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                       WORLDBID CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

      ASSETS                                      JULY 31
                                       ---------------------------------
                                           2000                  1999
                                       -----------           -----------

Current Assets
  Cash                                 $   71,350            $  142,290
  Accounts Receivable                      56,535                    --
  Prepaid Expenses                         17,914                    --
                                       -----------           -----------
    Total Current Assets                  145,799               142,290

Property and Equipment
  Computer Software                        69,635                62,077
  Computer Equipment                      178,576                43,378
  Web Site                                 76,628                    --
  Office Equipment                         58,608                 1,434
  Leasehold Improvements                    9,975                    --
                                       -----------           -----------
    Total Property and Equipment          393,422               106,889
    Less Accumulated Depreciation         (85,794)               (2,663)
                                       -----------           -----------
      Net Property and Equipment          307,628               104,226

Other Assets
  Domain Names                             12,768                 1,638
                                       -----------           -----------
    Total Other Assets                     12,768                 1,638
                                       -----------           -----------
TOTAL ASSETS                           $  466,195            $  248,154
                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued
   Expenses                            $  154,413            $    5,722
  Shareholder Loans                       166,250                    --
                                       -----------           -----------
    Total Current Liabilities             320,663                 5,722

Stockholders' Equity
  Common Stock, $0.001 par value
   100,000,000 shares authorized,
   13,970,000 and 12,000,000
   shares issued                            7,240                 6,000
  Additional Paid in Capital            2,115,010               486,500
  Accumulated deficit                  (1,976,718)             (250,068)
                                       -----------           -----------
    Total Stockholders' Equity            145,532               242,432
                                       -----------           -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $  466,195            $  248,154
                                       ===========           ===========


                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT



                                              THREE MONTHS ENDED
                                                    JULY 31
                                       ---------------------------------
                                           2000                  1999
                                     -------------          ------------

Revenues                              $    30,766           $        --

Operating Expenses                       (831,272)             (179,219)
                                     -------------          ------------

Loss Before Other Income                 (800,506)             (179,219)

Other Income - Interest                        --                   723
                                     -------------          ------------
Loss Before Provision for
  Income Taxes                           (800,506)             (178,496)

Provision for Income Taxes                     --                    --
                                     -------------          ------------

Net Loss                                 (800,506)             (178,496)

Accumulated Deficit,
  Beginning of Period                  (1,176,212)              (71,572)
                                     -------------          ------------

Accumulated Deficit,
  End of Period                      $ (1,976,718)          $  (250,068)
                                     =============          ============

Net Loss per Share                   $      (0.06)          $     (0.01)
                                     =============          ============
Weighted Average Shares Outstanding
(Restated for Stock Split)             13,488,335            12,000,000
                                     =============          ============





                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                   Common Stock        Additional      Accumulated       Total
                                           Dollar        Paid in         Deficit       Stockholders'
                                Shares     Amount        Capital                          Equity
                            -----------  ---------     ----------      -----------     --------------
Balances (INCEPTION)               --     $    --      $      --       $       --       $       --
  August 10, 1998

Common Stock Issued
  Worldbid.Com
  Web Site Acquisition
  February 2, 1999
  $.01 per share            6,000,000       3,000         27,000               --           30,000
  (Restated for Split)

Common Stock Issued
  February 15, 1999
  $.01 per share            4,000,000       2,000         18,000               --           20,000
  (Restated for Split)

Common Stock Issued
  February 17,1999
  $.20 per share            1,400,000         700        139,300               --          140,000
  (Restated for Split)

Common Stock Issued
  March 31, 1999
  $1.00 per share             600,000         300        299,700               --          300,000
  (Restated for Split)

Contributed Surplus
  Fair Market Value
  of Officer's Services
  Provided from February 15,
  1999 to April 30, 1999           --          --          2,500               --            2,500
                       ----------------------------------------------------------------------------

Balances
  April 30, 1999           12,000,000     $ 6,000      $ 486,500       $  (71,572)      $  420,928
  (Restated for Split)

Common Stock Issued
  April 20, 2000
  $1.25 per share           1,460,000        730         991,520               --               --
  (Restated for Split)

Net Loss
Period Ended
April 30, 2000                     --         --              --       (1,104,640)        (112,390)
                       ----------------------------------------------------------------------------

Balances
  April 30, 2000        13,460,000     $ 6,730        $1,478,020      $(1,176,212)      $  308,538
  (Restated for Split)----------------------------------------------------------------------------

Common Stock Issued
  July 26, 2000
  $1.25 per share          510,000         510           636,990               --          637,500

Net Loss
  Period Ended
  July 31, 2000                 --          --                --         (800,506)        (800,506)
                       ----------------------------------------------------------------------------
Balances
  July 31, 2000        13,970,000      $ 7,240        $2,115,010      $(1,976,718)      $  145,532
                       ============================================================================


                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AN SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      THREE MONTHS ENDED
                                                            JULY 31
                                               ---------------------------------
                                                   2000                  1999
                                              -------------          -----------

Cash Flows from Operating Activities:

 Net Loss                                      $ (800,506)           $ (178,496)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
           Amortization                               328                 1,550
           Depreciation                            19,672                 1,155
      (Increase) Decrease in:
         Accounts Receivable                      (16,763)                   --
         Prepaid Expenses                         (17,914)                   --
       Increase (Decrease) in:
         Accounts Payable and
           Accrued Expenses                        61,916                   110
                                              -------------          -----------
     Net Cash Used by Operating Activities       (753,267)             (175,681)

Cash Flows from Investing Activities:

   Purchases of Property and Equipment            (62,813)              (46,588)
   Acquisition of Domain Names                     (3,231)               (1,680)
                                              -------------          -----------
     Net Cash Used by Investing Activities        (66,044)              (48,268)

Cash Flows from Financing Activities:

   Net Proceeds from the Issuance of
     Shareholder Advances                         166,250                    --
     Common Stock                                 637,500                    --
                                              -------------          -----------
 Net Cash Provided by Financing Activities        803,750                    --
                                              -------------          -----------

Net Increase (Decrease) in Cash                   (15,561)             (223,949)

Cash at Beginning of Period                        86,911               366,239
                                              -------------          -----------

Cash at End of Period                          $   71,350            $  142,290
                                              =============          ===========




                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

Pro Forma Compensation Expense

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

Income Taxes

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

Comprehensive Income

Effective at inception, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. At July 31, 2000 and 1999, the Company did not have transactions that were required to be reported in comprehensive income.

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recently Issued Accounting Pronouncements

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

NOTE 2 - SHAREHOLDER LOANS

Shareholder loans are payable on demand and accrue interest at 12% per annum. There is no monthly payment made on this loan.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the three months ended July 31, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under various noncancelable-operating leases. These operating leases terminate July 31, 2003. In connection with the lease arrangements, the Company is obligated to make rental payments of $2,560 per month with scheduled increases to $2,730 effective August 1, 2002. In addition to monthly rent, these loans require the company to pay a share of building operating expenses.

Future annual minimum rental commitments are as follows:

        Year
        ----

        2000     $12,800
        2001     $30,720
        2002     $31,840
        2003     $19,110

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Management Consulting Agreement

The Company has entered into a consulting agreement, with On-Line Design, a British Columbia company owned 100% by Mr. Wurtele. This obligation requires payments of $7,500 per month expiring February 16, 2001. In exchange for these payments, On-Line Design provides management and continued development of the Company's business.

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement (see management consulting agreement), with On-line Design, a company controlled by Mr. Scott Wurtele. Databoat, a major stockholder of WBC, is also controlled by Mr. Scott Wurtele (see Acquisition of Worldbid.Com).

NOTE 6 - STOCK OPTION SUMMARY

The following table summarizes information about stock options outstanding at July 31, 2000:

                                Options Outstanding at July 31, 2000

                           Exercise   Number of Shares      Remaining
                            Prices       Outstanding     Contractual Life
                            ------       -----------     ----------------

   Directors Plan           $ .75          715,000             4 Years
   Employees & Consultants  $ .75        1,065,000             4 Years
   Other                    $ 1.50 -
                            $ 1.75         510,000             2 Years
                                         ---------
   Total                                 2,290,000
                                         =========

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 6 - STOCK OPTION SUMMARY - CONTINUED

2000 Employee & Consultants Stock Option Plan

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

Other Stock Options

The Company has issued options to purchase an additional 312,500 shares to employees and consultants during the period May 1, 2000 to June 23, 2000. Each option is exercisable at a price of $1.50 per share for a four-year period. Of the 312,500 options, 100,000 will vest upon execution of the option agreement and 212,500 are subject to vesting at 25% per year.

The Company completed the sale of an additional 510,000 units during the period from May 1, 2000 - June 23, 2000. Each unit consists of one share of the Company's Common Stock, $0.001 par value and one share purchase warrant. Each warrant is exercisable for a period of two years at a price of $1.50 per share during the first year following closing and at a price of $1.75 during the second year following closing.

NOTE 7 - STOCK SPLIT

On June 26, 2000, the Company issued to each of the shareholders of the Company a total of one additional share of the Company's common stock for each outstanding share of the Company's common stock held by each shareholder. Each share will be deemed to be a validly issued, fully paid and non-assessable share of the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

Statements in this quarterly report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

Sales

The Company realized revenues of $30,766 for the 3 months ended July 31, 2000. The revenues consisted primarily of revenues from advertising on the e-mail trade notifications. There were no revenues in the quarter ended July 31, 1999 as revenues from advertising only commenced in August 1999.

Another source of revenue is the implementation of usage fees for the Worldbid web sites. We are continuing to evaluate the implementation of usage fees to be charged to businesses using the Worldbid web sites. Our plan is to continue to upgrade the Worldbid web sites to enable us to charge usage fees for various services, such as qualified trade leads, offered through the Worldbid web sites. We are developing software that will enable us to invoice businesses and collect payments electronically through the Worldbid web sites. The implementation of usage fees will depend on a number of factors, including the time at which competitors begin charging for their services and the time at which we consider that the information available to businesses on our Website is of sufficient value to convince businesses to pay for access to this information.

We anticipate that revenue from advertising will increase if we can increase the rate of paid advertising on our e-mail trade notifications. We plan to develop relationships and arrangements with advertising agencies and advertisers who are prepared to advertise on e-mail notifications transmitted via the Worldbid web sites. A key component of our marketing program will be our ability to focus advertising on targeted markets.

Costs Of Goods Sold/Operating Expenses/Research And Development Expenses

The Company's operating expenses were $831,272 for the 3 months ended July 31, 2000, compared to operating expenses of $179,219 for the quarter ended July 31, 1999. Our increased operating expenses are the result of the expansion of our business operations during the year. The substantial increase of $299,888 in marketing expenses has enabled Worldbid to register 20,000 members in the twelve months ended July 31, 2000. Other significant expenses included the hiring of new employees ($176,841), the application to the United States Patent Office for a patent of our customized trade facilitation system and associated custom advertising and notifications ($30,600), as well as the operating of our office in Victoria, British Columbia and the increased cost of managing and developing the Worldbid web sites. Management expects that operating expenses and research and development costs will increase substantially as we attempt to expand our business operations in accordance with our business plan and our plan of operations.

Net Loss

We recorded a net loss of $800,506 for the quarter ended July 31, 2000, compared to a net loss of $178,496 for the quarter ended July 31, 1999. This loss reflects our increased marketing and operating expenses during the year and the fact that we did not achieve material revenues during the quarter. We anticipate that losses will increase as we increase our operating expenses to carry out our plan of operations. The Company anticipates increased operating expenses due to the following: (i) the Company plans a substantial marketing program over the next twelve months in order to increase Worldbid's registered user base; (ii) expenses associated with anticipated increased Web site usage; (iii) expenses associated with additional programs to be written to handle the anticipated increased outgoing e-mail traffic; (iv) expansion to the Company's leased premises in Victoria, British Columbia; and (v) additional expenses associated with completing the Company's plan of operations.

Liquidity And Capital Resources

The Company had cash on hand of $71,350. Our monthly marketing and expenses have increased to approximately $300,000 per month.

We will shortly require additional financing in order to continue our business operations. We anticipate that any additional financing would be through the sales of our common stock. We do not have any arrangements in place for the sale of any of our common stock and there is no assurance that we will be able to achieve funding through the sales of our common stock.

We anticipate that we will continue to incur losses for the foreseeable future. We base this expectation in part on the expectation that we will incur substantial marketing and operating expenses in completing our plan of operations. Our future financial results are also uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

     (i) our ability to implement usage fees for the Worldbid web sites without significantly reducing use of the Worldbid web sites and the number of e-mail trade notifications;

     (ii) our ability to increase revenue from advertisements from e-mail notifications transmitted via the Worldbid web sites;

    (iii) our ability to achieve funding, which is necessary to achieve our stated plan of operations;

     (iv) our ability to compete with existing and new business-to-business electronic commerce web sites and the success of any marketing and promotional campaign which we conduct for the Worldbid web sites.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended July 31, 2000, Worldbid sold the following unregistered securities:

On August 15, 2000, Worldbid issued 50,000 shares of Worldbid common stock to Travis Morgan Securities, Inc., in exchange for financial advisory services to be provided by Travis Morgan. Worldbid relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 in connection with the issuance of the shares.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit
          Number          Description
          ------          -----------
           27.1           Financial Data Schedule

           99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date: September 14, 2000



By: /s/ SCOTT WURTELE
    ------------------------------
    SCOTT WURTELE
    Director & CEO

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
 27.1           Financial Data Schedule

 99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements