Form 10KSB/A
period 2000-04-30
WORLDBID CORP
filed 2000-10-23
CIK 1080399

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ------- to ------

     Commission File No. 000-26729

                              WORLDBID CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEVADA                                         88-0427619
--------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                           Number)


Suite 1100, 1175 Douglas Street
Victoria, British Columbia, Canada                       V8W 2E1
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 250-475-2248


           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
--------------------------------------------------------------------------------
                         Common Stock, $0.001 Par Value

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

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.


ITEM 1.  Description of Business

Worldbid Corporation (the "Company") is an electronic commerce company that owns and operates an on-line business-to-business world trade Internet web site. Our principal web site is located on the Internet at "www.worldbid.com" and is referred to us as the Worldbid web site. We facilitate business transactions on the Internet through our Worldbid web site by providing an organized and systematic tool for businesses to post notices of goods offered for sale and notices for the request for tender of goods. We use e-mail notifications in order to enable businesses to connect to each other and to facilitate transactions. Our focus is on the international trade market and our goal is to provide an economical means of enabling businesses from around the world to meet and transact business.

The Worldbid web site solicits businesses that have products for sale or who are interested in procuring products for purchase. The Worldbid web site enables businesses to post notices, offers and requests for merchandise, services and trade leads on the Worldbid web site in a systematic and organized manner. We connect these businesses by categorizing and matching potential buyers and sellers and notify these businesses of potential trade partners using a system of automatic e-mail notifications whereby postings are transmitted to other businesses within specific categories of interest. Businesses are then able to contact other businesses directly and negotiate transactions between themselves with minimal involvement from us.

Corporate Organization

Incorporation

We were incorporated pursuant to the laws of the State of Nevada on August 10, 1998. We were originally incorporated as "TetherCam Systems Corp." and changed of our name to "Worldbid Corporation" on January 20, 1999.

Subsidiaries

Our web site development activities are conducted by our subsidiary, Worldbid Corporation (formerly Worldbid Networks Ltd.), a British Columbia company that was incorporated on November 5, 1999.

Acquisition Of The Worldbid Internet Business

Acquisition Agreement

We acquired the Worldbid web site pursuant to an agreement dated February 2, 1999 with Global Internet Holdings Ltd. (formerly Databoat International Limited) and Scott Wurtele, the principal shareholder of Global Internet Holdings. Mr. Wurtele is our chief executive officer and is one of our directors.

We issued a total of 3,000,000 restricted shares of our common stock to Global Internet Holdings upon closing of the acquisition. These 3,000,000 shares were placed into escrow on closing and are to be released to Global Internet Holdings over a period of four years under the terms of an escrow agreement between Global Internet Holdings and us. A total of 300,000 shares was released to Global Internet Holdings Company on February 2, 2000. A total of 2,700,000 shares remain in escrow and are scheduled to be released as follows: (i) 700,000 shares on February 2, 2001; (ii) 1,000,000 shares on February 2, 2002; and (iii) 1,000,000 shares on February 2, 2003.

In connection with our acquisition of the Worldbid web site from Global Internet Holdings, we entered into a consulting agreement with Mr. Wurtele and On Line Design Ltd. for the services of Mr. Wurtele as our Chief Executive Officer. Mr. Wurtele was also appointed as a director. On Line Design is a private British Columbia company, wholly owned by Mr. Wurtele. See "Employees."

Industry Background

Growth of the Internet and the World Wide Web (the "Web")

The Internet and the Web are experiencing dramatic growth in terms of the number of Web users. The growth in the number of Web users and the amount of time users spend on the Web is being driven by the increasing importance of the Internet as a communications medium and an information resource and as a sales and distribution channel.

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

The World Trade Market on the Internet

We believe we have identified a need in the international business community for an Internet web site that can connect businesses involved in national and international trade at an economical cost. The traditional methods of information delivery and communications between businesses involved in international trade, including trade magazines, telephone and trade conferences, contain inherent inefficiencies, including:

     A. Trade publications and print media are costly and offer limited circulation.

     B. Expansion of business beyond traditional boundaries is expensive due to the high cost of marketing, travel and promotional expenses.

     C.   Language barriers limit the ability of businesses to communicate.

The Internet has the potential to provide a medium for businesses throughout the world to communicate and facilitate business transactions. We developed the Worldbid web site with the objective of capitalizing on the demand for a world trade Internet web site.

The Worldbid Web Site

The Worldbid web site has been designed by us to enable businesses throughout the world to locate trade leads for products and services. Businesses who use the Worldbid Web site are able to post notices to buy or sell products or services in an organized and categorized manner. The Worldbid web site enables businesses to locate valuable information regarding the products and services, including: (i) the identities of potential buyers; (ii) the identities of potential sellers; and (iii) descriptions of products and services that are presented in an organized manner by category.

We notify businesses of potential trade leads using a system of e-mail notifications to inform potential trade partners of notices to buy or sell products and services that are posted by other businesses on the Worldbid web site.

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

As of April 30, 2000, more than 18,000 businesses registered to use the Worldbid web site.

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

Development Focus

We developed the format of the Worldbid web site in order to encourage use by businesses from around the world in the international trade community. We believe that the international focus of the Worldbid web site offers a competitive advantage over competing trade sites that often limit their focus to specific geographic regions. We have also focused on enabling the Worldbid web site to facilitate trade in goods that are often the subject of international trade, such as industrial goods and commodities.

International Worldbid Sites

We have developed a number of international Worldbid web sites and we are continuing to develop additional international sites. The network of Worldbid web sites now includes: (i) worldbidgermany.com; (ii) worldbidafrica.com; (iii) worldbidchina.com; (iv) worldbidmexico.com; (v) worldbiditaly.com; (vi)
worldbidfrance.com; (vii) worldbidindia.com; (viii) worldbidkorea.com; (ix) worldbiduk.com; (x) worldbidjapan.com; and (xi) worldbidargentina.com.

We developed our international web sites as a means of attracting international businesses that want to deal in a local country market or in a local language, rather than English. Usage of our international web sites now accounts for approximately 10% of the total usage of the Worldbid web sites.

We developed a proprietary database architecture which enables our international web sites to be linked to our main Worldbid web site, while remaining independent. Linking the international web sites to our main web site enables us to allow trade lead data from our main site to be posted on relevant international web sites and to allow trade lead data received from international web sites to be posted on our main web site. Trade lead data that is shared across web sites can be restricted based on defined parameters, such as trade opportunities within a defined area or trade opportunities within a particular category.

Auctions

We recently expanded the capabilities of the Worldbid web site to allow auctions to be conducted on our Worldbid web site. We enable businesses to post products for auction and our Worldbid web site facilitates bidding by potential buyers. The successful bidder is notified by e-mail. We do not participate in the auction process or any transaction completing process once an auction item is purchased.

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

The Worldbid Business

We have focused most of our business activity to date on the development of the Worldbid web sites. During this development stage of our business, we reached the following milestones:

     (a) we commenced earning revenues from advertisements on e-mail trade notifications in November, 1999;

     (b) in excess of 18,000 businesses have registered in order to use the Worldbid web sites;

     (c)  we   presently   transmit  in  excess  of   5,000,000   e-mail   trade
          notifications in each month to businesses that are using the Worldbid web sites;

     (d) the Worldbid web sites presently receive in excess of 1,000,000 page views per month.

The achievement of these milestones is important, as the usage of the Worldbid web site by businesses is an essential element of the implementation of our business plan. We have offered the Worldbid web site as a free site to date in order to maximize the number of businesses using our web site and receiving e-mail trade notifications. As the Worldbid web site is now being used by a significant number of businesses and contains business information which we believe to be unique and of value, we are now focusing on generating revenue from the Worldbid web site.

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

Advertising Revenues

We are presently selling space for advertisements to be placed on the e-mail trade notifications that are transmitted to businesses that are using the Worldbid web site. We entered into our first advertising sales contracts in August 1999. Sales of advertising on e-mail trade notifications account for substantially all of our revenue earned to date.

Advertising on e-mails is a new and emerging means of advertising products and services using the Internet. We are targeting advertisers involved in the business of trade and international trade and advertising agencies with clients involved in the business of trade and international trade. We target companies such as over-night courier services, insurance agents and customs brokers as potential advertisers on the Worldbid web site.

Advertising on e-mail transmissions is a new form of advertising that has yet to achieve broad-based commercial acceptance. We are undertaking significant market efforts in order to persuade potential advertisers of the benefits of advertising on e-mail transmissions that we send to businesses using the Worldbid web site. Our marketing strategy includes marketing our ability to focus advertisements for each advertising purchaser on the basis of the various categories of goods and services on the Worldbid web site. In undertaking these marketing efforts, we have been pursuing negotiations with advertising agencies that have multiple clients as a means of concentrating our market efforts.

We have determined that independent verification of use of the Worldbid web site and e-mail notifications is an essential element of our ability to market the advertising potential of the Worldbid web site. Accordingly, we have retained an independent auditor to verify the e-mail notifications sent by us via the Worldbid web site. Independent audit reports are used by us to substantiate our e-mail transmission rates to advertising agencies and potential advertisers.

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

Partnership Programs

We are pursuing partnership arrangements with international businesses that already engage in electronic commerce. The objective of these partnerships is to enable us to increase usage of the Worldbid international web sites. We plan to enter into partnership arrangements with partners who have a combination of established local business contacts, existing electronic commerce web sites, local content for web sites and existing electronic commerce clients. We would offer to our partner access to the Worldbid web site format with the objective of enhancing the service that the partner would be able to provide through its existing electronic commerce business. We anticipate that we would enter into revenue sharing arrangements with our partners for revenues generated on the Worldbid international web sites in which a partner participates. We also anticipate charging fees to partners in consideration for us entering into the partnership arrangement.

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

We have applied for registration of the "Worldbid" trademark in the United States. We submitted an application to the United States Patent and Trademark Office on June 4, 1999 for a service mark "WORLDBID" for use in connection with the services that we provide. There can be no assurance that we will be able obtain a trademark for "Worldbid" or to secure significant protection for our service marks or trademarks. If granted, the issuance of a trademark will not be definitive of our right to use the trademark in conjunction with our services. Our rights would be subject to (i) the patent and trademark Act of July 5, 1946 (U.S.C. 1051 et. Seq., as amended); (ii) state and common low rights which generally confer rights based, among other things, on having been the first person to use the trademark, the distinctiveness of the trademark and the potential confusion with other trademarks, whether registered or not.

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

Research And Development Expenditures

We have spent the following amounts on research and development activities since the acquisition of the Worldbid web sites in February, 1999:

                                                            February 16, 1999 to
                                                               April 30, 2000
                                                            --------------------
  Research and Development Operating Expenditures:                 $94,081
  Development Expenditures Capitalized as Assets:                 $158,355
  Total Research and Development Expenditure                      $252,436


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

Risk Factors

The Company faces risks in executing its business plan and achieving revenues. The following risks are material risks which the Company faces. If any of the following risks occur, the business of the Company and its operating results and financial condition could be seriously harmed.

The Company's Short Operating History makes its business difficult to Evaluate.

The Company acquired the Worldbid Business in February, 1999 and the Web Site began operations on the Internet in October, 1998. Accordingly, the Company has a limited operating history upon which to base an evaluation of our business and prospects. Accordingly, the Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must successfully implement its business plan and marketing strategies. The Company may not successfully implement all or any of its business strategies or successfully address the risks and uncertainties that it encounters.

The Company has minimal revenues

The Company's business and marketing strategy contemplates that the Company will earn a substantial portion of its revenues from advertising. There is no assurance that the Company will be able to generate revenues from advertising or that the revenues generated will exceed the operating costs of the Worldbid Business. Advertisers may not accept advertising on e-mails as an acceptable form of advertising. Rates for advertising on e-mails may decrease as the growth of the Internet and electronic commerce brings increased competition. Businesses may not be prepared to pay a fee in order to post requests for tenders or offers for sales on the Web Site or to receive e-mails of requests for tenders.

Operating results are difficult to predict

The Company's future financial results are uncertain due to a number of factors, many of which are outside the Company's control. These factors include:

     1.   ability to increase usage of the Web Site;

     2.   ability to generate revenue through the Web Site;

     3. the timing, cost and availability of advertising on web sites comparable to the Company's and over other media;

     4. the amount and timing of costs relating to expansion of the Company's operations;

     5. the announcement or introduction of competing web sites and products of competitors; and

     6. general economic conditions and economic conditions specific to the Internet and electronic commerce.

Additional Financing

The Company will require additional financing in order to complete its business plan of operations. The Company has no agreements for additional financing and there can be no assurance that additional funding will be available to the Company on acceptable terms in order to enable the Company to complete its plan of operations. The Company will not be able to continue operations if additional financing is not obtained.

Recognition of the Web Site is essential to growth of the Worldbid Business

The Company believes that the successful marketing, development and promotion of the Web Site is critical to its success in attracting businesses and advertisers. Furthermore, the Company believes that the importance of customer awareness will increase as low barriers to entry encourage the proliferation of web sites. If the Company is unsuccessful in continuing to build strong recognition of the Web Site, then the Company may not be able to achieve revenues. The marketing and promotion efforts contemplated by the Company may not be successful in increasing business awareness of the Web Site or in enabling the Company to achieve revenues.

The Company depends on third parties for the operation of its business

The Company depends on several third parties in conducting its operations, including the following:

     * the Company does not own a gateway onto the Internet, but instead relies on an Internet service provider to connect the Web Site to the Internet; and

     * the Web Site depends on operating system, database, and server software that has been developed, produced by and licensed from third parties.

The Company has limited control over these third parties and has no long-term relationships with any of them. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services by such third parties falls below a satisfactory standard, its business could be harmed. Also, the Company's loss of or inability to maintain or obtain upgrades to certain technology licenses could result in delays in developing its systems until equivalent technology could be identified, licensed or developed, and integrated.

The Company depends on its key employees

Competition for qualified personnel in the Company's industry is intense, particularly for software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

Risks of systems failure

Substantially all of the Company's communications hardware and computer hardware is located at a leased facility in Vancouver, British Columbia, Canada. The Company's systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have fully redundant systems and has not yet completed implementing a formal disaster recovery plan. Despite the Company's implementation of network security measures, its servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the Company's systems and similar disruptive problems. The Company's coverage limits on its property and business interruption insurance may not be adequate to compensate for all losses that may occur.

The Company may be unable to protect its intellectual property

The Company's performance and ability to compete are dependent on a significant degree on its ability to protect and enforce its intellectual property rights, which include the following:

     *    proprietary technology;
     *    trade names; and
     *    domain names, each of which relates to the Company's brand.

The Company may not be able to protect its proprietary rights, and its inability or failure to do so could result in loss of competitive and commercial advantages that the Company holds. See "Business - Intellectual Property." Additionally, the Company may choose to litigate to protect its intellectual property rights if the Company considers that a third party has infringed the Company's intellectual property rights. The Company is not aware of any third party who the Company considers has infringed upon the Company's intellectual property rights. The Company is not currently party to any litigation respecting its intellectual property rights and is not currently contemplating any intellectual property litigation. Any litigation could result in a significant cost of resources and money.

The Company cannot assure success in any such litigation that it might undertake.

The Company may in the future receive notices from third parties claiming infringement by the Company's software, by the use of the name "Worldbid" or other aspects of the Company's business. The Company is not currently subject to any such claim that would have a material effect on the Company's business or financial condition. However, any future claim, with or without merit, could result in significant litigation costs and diversion of resources including the attention of management which could have a material adverse effect on the Company's business, results of operations and financial condition. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

User Acceptance of the Worldbid Business Format is Unknown

The success of the Worldbid business will depend on acceptance of the business format of the Web Site. There is no assurance that businesses will accept the format of the Web Site as an enhancement to completing trade transactions. Businesses have a variety of competing means for which to procure tenders for goods and services, both via the Internet and through traditional commercial means.

Trading of the Company's Common Stock

The Company may in the future be traded on the Nasdaq OTC Bulletin Board. There is no assurance that the Company's common stock may be traded on the Nasdaq OTC Bulletin Board or any other public securities market.

Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. The Company's stock price may be adversely impacted by factors which are unrelated or disproportionate to the operating performance of the Company. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Company's common stock.


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

We do not have any policies with respect to investments in real estate, real estate mortgages or securities of or interests in real estate investments. We do not intend to engage in such activities.


ITEM 3.  Legal Proceedings

We are not a party to any pending legal proceedings and to our knowledge, no legal proceedings are threatened or contemplated.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ended April 30, 2000.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol WBID. The first day on which our shares were traded was July 6, 2000. The high and the low bid prices for our shares for each quarter of actual trading were:

Quarter                             High             Low
-------                             ----             ---
1st Quarter 2000                    N/A              N/A
2nd Quarter 2000                    N/A              N/A
3rd Quarter 2000                    $4.00            $2.00


The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The closing price of our common stock was $1.4375 on October 20, 2000.

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

Recent Sales of Unregistered Securities

We completed the issuance of 3,000,000 common shares to Global Internet Holdings at a deemed price of $0.01 per share pursuant to the acquisition agreement for the Worldbid web site dated February 2, 1999. These shares were issued to Global Internet Holdings pursuant to Section 4(2) of the 1933 Act. Global Internet
Holdings is the registered and beneficial owner or more than 10% of the Company's issued and outstanding Common Stock. The 3,000,000 shares of Common Stock issued to Global Internet Holdings are "restricted" shares, as defined in the 1933 Act. Global Internet Holdings is a private company a controlled by Mr. Scott Wurtele, a director of the Company.

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

Our plan of operations for the next 12-month period involves completion of the following business objectives:

Increasing Sales of Advertising

The Worldbid web sites presently receive more than one million page views per month. In addition, we are transmitting in excess of 5 million e-mail notifications in each month. The primary source of our current revenue comes from advertising on e-mail notifications; however, we are only earning revenue on advertisements on a portion of the e-mail notifications that we transmit. Our objective is to increase the amount of advertising revenue we receive through advertising on e-mail transmissions in order to maximize the revenue potential of this income source. We plan to develop relationships and arrangements with advertising agencies and advertisers who are prepared to advertise on e-mail notifications transmitted via the Worldbid web sites. We intend to use our independent audit reports of the usage of our Worldbid web sites as a basis for increasing sales to advertisers directly and through advertising agencies. A key component of our marketing program will be our ability to focus advertising on targeted markets.

Implementation of Usage Fees for the Worldbid Web Sites

We are continuing to evaluate the implementation of usage fees to be charged to businesses using the Worldbid web sites. Our plan is to continue to upgrade the Worldbid web sites to enable us to charge usage fees for various services offered by us through the Worldbid web sites. We plan to develop software that will enable us to invoice businesses and collect payments electronically through our Worldbid web sites.

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

Our operating expenses were $1,195,217 for the year ended April 30, 2000, compared to operating expenses of $71,572 for the period ended April 30, 1999. Our increased operating expenses are the result of the expansion of our business operations during the year. Significant expenses included the hiring of new employees, the establishment of our operating office in Victoria, British Columbia and the increased cost of managing and developing the Worldbid web sites. The increase in operating expenses compared to the period ended April 30, 1999 reflects that fact that the operating expenses for the period ended April 30, 1999 reflect only three months of active operations. We expect that our operating expenses and research and development costs will increase substantially as we attempt to expand our business operations in accordance with our business plan and our stated plan of operations.

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

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. The New Year commenced in January, however, we have not experienced any adverse effects of this Year 2000 problem.

ITEM 7.  Financial Statements




                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Independent Auditor's Report ................................................24

Consolidated Financial Statements:

  Consolidated Balance Sheet ................................................25

  Consolidated Statement of Operations
    and Accumulated Deficit .................................................26

  Consolidated Statement of Changes
    in Stockholders' Equity .................................................27

  Consolidated Statement of Cash Flows ......................................28

  Notes to Consolidated Financial Statements ................................29

                          INDEPENDENT AUDITORS' REPORT


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



/s/ Sarna & Company
Westlake Village, California
June 26, 2000

                       WORLDBID CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                  APRIL 30
            ASSETS                        ------------------------
                                              2000        1999
                                          -----------  -----------
Current Assets
  Cash                                     $  86,911    $ 366,239
  Accounts Receivable                         39,772            0
                                          -----------  -----------
     Total Current Assets                    126,683      366,239

Property and Equipment
  Computer Software                           62,077       15,461
  Computer Equipment                         155,886            0
  Web Site                                    69,573       44,840
  Office Equipment                            43,073            0
                                          -----------  -----------
     Total Property and Equipment            330,609       60,301
     Less Accumulated Depreciation           (66,122)           0
                                          -----------  -----------
          Net Property and Equipment         264,487       60,301

Other Assets - Domain Names                    9,865            0
                                          -----------  -----------

TOTAL ASSETS                               $ 401,035    $ 426,540
                                          ===========  ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Accrued Expenses    $  92,497    $   5,612
                                          -----------  -----------
     Total Current Liabilities                92,497        5,612

Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    6,730,000 and 6,000,000 shares issued      6,730        6,000
  Additional Paid in Capital               1,478,020      486,500
Accumulated deficit                       (1,176,212)     (71,572)
                                          -----------  -----------
     Total Stockholders' Equity              308,538      420,928
                                          -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 401,035    $ 426,540
                                          ===========  ===========


                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT



                                                 YEAR ENDED       INCEPTION
                                                  APRIL 30        8/10/98 TO
                                                    2000           4/30/99
                                                ------------     ------------
Revenues                                        $    87,729               0

Operating Expenses                               (1,195,217)        (71,572)
                                                ------------     ------------

Loss Before Other Income                         (1,107,488)        (71,572)

Other Income - Interest                               2,848              (0)
                                                ------------     ------------
Loss Before Provision for
  Income Taxes                                   (1,104,640)        (71,572)

Provision for Income Taxes                               (0)             (0)
                                                ------------     ------------

Net Loss                                         (1,104,640)        (71,572)

Accumulated Deficit, Beginning of Period            (71,572)             (0)
                                                ------------     ------------

Accumulated Deficit, End of Period              $(1,176,212)     $  (71,572)
                                                ============     ============


Net Loss per Share                              $     (0.18)     $    (0.01)
                                                ============     ============

Weighted Average Shares Outstanding               6,020,000       5,025,000
                                                ============     ============


                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                  Common Stock
                                -----------------
                                                         Additional      Accumulated    Total
                                           Dollar        Paid in         Deficit        Stockholders'
                                Shares     Amount        Capital                        Equity
                               --------   --------     ------------    -------------  --------------
Balances (INCEPTION)               --     $     --      $       --      $        --    $         --
  August 10, 1998

Common Stock Issued
  Worldbid.Com
  Web Site Acquisition
  February 2, 1999
  $.01 per share            3,000,000        3,000          27,000               --          30,000


Common Stock Issued
  February 15, 1999
  $.01 per share            2,000,000        2,000          18,000               --          20,000


Common Stock Issued
  February 17,1999
  $.20 per share              700,000          700         139,300               --         140,000


Common Stock Issued
  March 31, 1999
  $1.00 per share             300,000          300         299,700               --         300,000


Contributed Surplus
  Fair Market Value
  of Officer's Services
  Provided from February 15,
  1999 to April 30, 1999           --           --           2,500               --           2,500
                            ------------------------------------------------------------------------


Balances
  April 30, 1999            6,000,000     $  6,000      $  486,500       $  (71,572)   $    420,928


Common Stock Issued
  April 20, 2000
  $1.25 per share             730,000          730         991,520               --              --

Net Loss
  Period Ended
  April 30, 2000                   --           --              --       (1,104,640)       (112,390)

Balances
  April 30, 2000            6,730,000     $  6,730      $1,478,020     $ (1,176,212)   $    308,538
                            ========================================================================


                 See Notes to Consolidated Financial Statements

                       WORLDBID CORPORATION AN SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  YEAR ENDED       INCEPTION
                                                   APRIL 30        8/10/98 TO
                                                     2000           4/30/99
                                                -------------     ------------
Cash Flows from Operating Activities:

 Net Loss                                       $ (1,104,640)     $  (71,572)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
           Amortization                                1,096              --
           Depreciation                               66,122              --
      (Increase) Decrease in:
         Accounts Receivable                          39,772)             --
       Increase (Decrease) in:
         Accounts Payable and
           Accrued Expenses                           86,885           5,612
                                                -------------     ------------

     Net Cash Used by Operating Activities          (990,309)        (63,460)

Cash Flows from Investing Activities:

   Purchases of Property and Equipment              (270,308)        (30,301)
   Acquisition of Domain Names                       (10,961)             --
                                                -------------     ------------
     Net Cash Used by Investing Activities          (281,269)        (30,301)

Cash Flows from Financing Activities:

   Net Proceeds from the Issuance of
     Common Stock                                    992,250         460,000
                                                -------------     ------------
 Net Cash Provided by Financing Activities           992,250         460,000
                                                -------------     ------------

Net Increase (Decrease) in Cash                     (279,328)        366,239
Cash at Beginning of Period                          366,239              --
                                                -------------     ------------

Cash at End of Period                           $     86,911      $  366,239
                                                =============     ============


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

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


NOTE 6 - STOCK OPTION SUMMARY
-----------------------------
The following table summarizes information about stock options outstanding at April 30, 2000:

                                 Options Outstanding at April 30, 2000
                                 -------------------------------------
                           Exercise     Number of Shares       Remaining
                            Prices        Outstanding       Contractual Life
                           --------     ----------------    -----------------
Directors Plan             $ 1.50           317,500            4 Years

Employees &
 Consultants               $ 1.50           285,000            4 Years
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

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The following information sets forth the names of our officers and directors, their present positions, and their biographical information.


Name                         Age            Office(s) Held
----                         ---            --------------

Scott Wurtele                54             Director and Chief Executive Officer

Logan Anderson               45             Director and President

Howard Thomson               53             Director, Chief Financial Officer,
                                            Secretary and Treasurer

Paul Wagorn                  31             Director and Chief Operating Officer


Scott Wurtele is the Company's chief executive officer. Mr. Wurtele was appointed as a director of the Company on September 10, 1999. Mr. Wurtele was appointed as the Company's chief executive officer on February 17, 2000. From 1992 to present, Mr. Wurtele has been the president and controlling shareholder of Global Internet Holdings, a private company founded by Mr. Wurtele in 1992. Among other things, Global Internet Holdings developed an Internet boating book Worldbid web site and operated it for several years before selling it. Mr. Wurtele was responsible for the development of Global Internet Holdings as an electronic commerce company, the production of a multi-media CD for boating book publications and the establishment of the Global Internet Holdings' Worldbid web site. Prior to establishing Global Internet Holdings in 1992, Mr. Wurtele was involved in construction and project management for approximately 20 years. Mr. Wurtele provides consulting services to the Company through On Line Design Ltd., a company of which Mr. Wurtele is sole shareholder, director, and officer.

Logan Anderson is the Company's president. Mr. Anderson was appointed as a director of the Company and the Company's president on August 10, 1998. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was Comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc.

Howard Thomson is the Company's chief financial officer, secretary and treasurer. Mr. Thomson was appointed a director of the Company and the Company's secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as the Company's chief financial officer on February 17, 2000. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson is also a director of Skinvisible, Inc., a company which has developed and is marketing an anti-bacterial skin care product and the whose common stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board.

Paul Wagorn is the Company's chief operating officer. Mr. Wagorn was appointed as a director of the Company and chief operating officer on February 17, 2000. Mr. Wagorn has been working in the computer field for the past 12 years, in which he has served in both the public and private sectors as a software and database engineer, project manager, and support specialist. From 1987 to 1989, Mr. Wagorn worked for Consumer and Corporate Affairs Canada, leading a team to computerize the data retrieval system for Canadian Patents and develop a quality assurance system for Canadian Patent Examiners. Mr. Wagorn subsequently worked on various small and large database-systems projects integrating new technology with existing data. From 1991 to 1999, Mr. Wagorn worked for JD Micro Devices Inc., a computer firm, as the Corporate Sales Manager and a Network Engineer and Software Engineer.

Dr. Lloyd Baron is an independent director, appointed to the Board of Directors on September 20, 2000. Dr. Baron has been involved with international business development for over 25 years. He has served as advisor to private and public organizations throughout North America as well as in Asia, Africa, the Caribbean and Latin America. In 1985, he founded Horizon Pacific International and, as its managing director, assembled a team of consultants to facilitate joint ventures between emerging Asian enterprises and their counterparts in North America. Since 1996, Dr. Baron has been President and CEO of Autoship Systems
Corporation, a software development company that is a market leader in several marine industry niches. Dr. Baron is a graduate of Michigan University, M.A. Economics, and McGill University, Ph.D. Economics.


Committees Of The Board Of Directors

The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, Stock Plan Committee or any other committees. However, the Board of Directors may establish various committees during the current fiscal year.


Compensation Of Directors

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the Board, but are reimbursed for their reasonable expenses incurred in attending Board or Committee meetings. The Company's 2000 Stock Option Plan permits the grant of options for the purchase of shares of Common Stock to directors of the Company. See below "Summary Compensation Table, Stock Option Grants" for information about options granted to Directors for the fiscal year ended April 30, 2000.

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

                                Number      Transactions      Known Failures
                                of Late     Not Timely        To File a Required
Name and Principal Position     Reports     Reported          Form
---------------------------     -------     --------          ------------------
Logan Anderson, Director         2          0                 None
  President
Howard Thomson, Director         2          0                 None
  Chief Financial Officer
  Secretary and Treasurer
Scott Wurtele, Director          2          0                 None
  Chief Executive Officer
Paul Wagorn, Director            2          0                 None
  Chief Operating Officer



ITEM 10. Executive Compensation

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the Company's fiscal year ended April 30, 2000. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                             Annual Compensation               Long-Term Compensation
                             ------------------------------    -------------------------------------
                                                                                         Pay-
                                                               Awards                    outs
                                                               -----------------------  --------
                                                   Other                    Securities              All
                                                   Annual      Resticted    Under-                  Other
Name and                                           Compen-     Stock        lying                   Compen-
Principal                    Salary      Bonus     sation      Award(s)     Options/     LTIP       sation
Position            Year      ($)         ($)      ($)          ($)         SARs (#)    Payouts     ($)
-------------------------------------------------------------------------------------------------------------
Scott               April    $66,250      nil       nil         nil         115,000       nil         nil
Wurtele,(1)         2000
Chief Executive
Officer and
Director
-------------------------------------------------------------------------------------------------------------
Logan               April     $8,000      nil       nil         nil         300,000       nil         nil
Anderson,           2000
President and
Director
-------------------------------------------------------------------------------------------------------------
Howard              April     $9,750      nil       nil         nil         150,000       nil         nil
Thomson,(2)         2000
Chief Financial
Officer,
Secretary/
Treasurer and
Director
-------------------------------------------------------------------------------------------------------------
Paul                April    $40,000      nil       nil         nil         150,000       nil         nil
Wagorn,(3)          2000
Chief Operating
Officer and
Director
-------------------------------------------------------------------------------------------------------------

Notes:
     1) Cash compensation attributed to Scott Wurtele was paid pursuant to a consulting agreement with On Line Design Ltd., a company wholly-owned by Mr. Wurtele. Mr. Wurtele was appointed as the Company's chief executive officer on February 17, 2000.
     2) Mr. Thomson was secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as the Company's chief financial officer on February 17, 2000.
     3)   Mr. Wagorn was appointed chief operating officer on February 17, 2000.


Stock Option Grants

The following table sets forth information with respect to stock options granted to each of the Company's directors and officers during the Company's most recent fiscal year ended April 30, 2000:

                          Common Shares    % of Total
                          under            Options/SARs         Exercise or Base
                          Options/SARs     Granted to           Price
                          Granted          Employees in         ($/Common Share)
Name                      #(1)             Financial Year                           Expiration Date
=======================================================================================================
Scott Wurtele,(2)          115,000             9.5%                $0.75            February 1, 2004
Chief Executive
Officer and Director
-------------------------------------------------------------------------------------------------------
Logan Anderson,            300,000             24.9%               $0.75            February 1, 2004
President and Director
-------------------------------------------------------------------------------------------------------
Howard                     150,000             12.5%               $0.75            February 1, 2004
Thomson,(3)
Chief Financial
Officer, Secretary/
Treasurer and Director
-------------------------------------------------------------------------------------------------------
Paul Wagorn,(4)            150,000             12.5%               $0.75            February 1, 2004
Chief Operating Officer
and Director
-------------------------------------------------------------------------------------------------------

Notes:
     1) Gives effect to the 2 share for 1 share stock dividend issued to shareholders of the Company on June 26, 2000.
     2) Mr. Wurtele was appointed as the Company's chief executive officer on February 17, 2000.
     3) Mr. Thomson was secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as the Company's chief financial officer on February 17, 2000.
     4)   Mr. Wagorn was appointed chief operating officer on February 17, 2000.


Exercises of Stock Options and Year-End Option Values

None of the options granted to any of the Company's officers and directors have been exercised.

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended December 31, 1999:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
                                                                                           Value of Unexercised
                            Common Shares                            Unexercised Options   in-the-Money
                            Acquired on          Aggregate           at Financial          Options/SARs at
                            Exercise             Value Realized      Year-End (#)          Financial Year-End
Name                        (#)                  ($)                                       ($) (1)
----------------------------------------------------------------------------------------------------------------
Scott Wurtele,(2)             Nil                    N/A                 115,000                    N/A
Chief Executive Officer
and Director
----------------------------------------------------------------------------------------------------------------
Logan Anderson,               Nil                    N/A                 300,000                    N/A
President and Director
----------------------------------------------------------------------------------------------------------------
Howard Thomson,(3)            Nil                    N/A                 150,000                    N/A
Chief Financial  Officer,
Secretary/ Treasurer  and
Director
----------------------------------------------------------------------------------------------------------------
Paul Wagorn,(4)               Nil                    N/A                 150,000                    N/A
Chief Operating Officer
and Director
----------------------------------------------------------------------------------------------------------------

Note:
     1)   There was no trading market for our shares at April 30, 2000.


Outstanding Stock Options

The following table shows the issued and outstanding stock options held by the Company's officers and directors, and by each person known by the Company to beneficially own more than 5% of the Company's common stock as of October 1, 2000.

      Name         Exercise Price     No. of Options        Date of Grant       Vesting Date     Expiry Date
------------------------------------------------------------------------------------------------------------------
Scott Wurtele         $0.75              115,000             Feb. 1, 2000       Feb. 1, 2000        Feb. 1, 2004

Logan Anderson        $0.75              300,000             Feb. 1, 2000       Feb. 1, 2000        Feb. 1, 2004

Howard Thomson        $0.75              150,000             Feb. 1, 2000       Feb. 1, 2000        Feb. 1, 2004

Paul Wagorn           $0.75              70,000              Feb. 17, 2000      Feb. 17, 2000       Feb. 1, 2004

Lloyd Baron           $0.75              80,000              Jun. 24, 2000      Sep. 20, 2000       Jun. 24, 2004

Paul Wagorn           $0.75              20,000              Feb. 1, 2000       Sep. 20, 2000       Feb. 1, 2004

Paul Wagorn           $0.75              20,000              Feb. 1, 2000       May 1, 2001         Feb. 1, 2004

Paul Wagorn           $0.75              20,000              Feb. 1, 2000       May 1, 2001         Feb. 1, 2004

Paul Wagorn           $0.75              20,000              Feb. 1, 2000       May 1, 2001         Feb. 1, 2004

Harold Moll           $0.75              150,000             Jun.23, 2000       Jun. 23, 2000       Jun. 23, 2004


In addition, options have been granted pursuant to the Company's stock option plan to Wendy Wurtele to purchase a total of 60,000 shares of the Company's common stock and to Daniel Wurtele to purchase a total of 60,000 shares of the Company's common stock. Wendy Wurtele is the spouse of Scott Wurtele. Daniel
Wurtele is the son of Scott Wurtele and Wendy Wurtele. Each option is exercisable at a price of $0.75 per share for a four-year term from the date of grant. In addition, each option is subject to vesting over a period of four years from the respective date on which Wendy Wurtele or Daniel Wurtele joined the Company as an employee or consultant. Wendy Wurtele provides administration services to the Company on a full-time basis. Daniel Wurtele provides computer programming and web site development services to the Company on a full-time basis.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 1, 2000 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class                  Name and Address of                Amount and        Percentage of Class(1)
                                Beneficial Owner                   Nature of
                                                                   Beneficial
                                                                   Ownership
------------------------------------------------------------------------------------------------------------
         Officers and Directors
------------------------------------------------------------------------------------------------------------
Common Stock                    Global Internet Holdings Ltd./     5,975,540(3)             40.75%(3)
                                Scott Wurtele, (2)
                                1110 - 1175 Douglas Street
                                Victoria, British Columbia
                                Canada V8W 2E1
------------------------------------------------------------------------------------------------------------
Common Stock                    Logan Anderson,                    1,200,000(4)              8.08%(4)
                                1110 - 1175 Douglas Street
                                Victoria, British Columbia
                                Canada V8W 2E1
------------------------------------------------------------------------------------------------------------
Common Stock                    Howard Thomson,                      260,000(5)              1.77%(5)
                                1110 - 1175 Douglas Street
                                Victoria, British Columbia
                                Canada V8W 2E1
------------------------------------------------------------------------------------------------------------
Common Stock                    Paul Wagorn,                          90,000(6)              0.62%(6)
                                1110 - 1175 Douglas Street
                                Victoria, British Columbia
                                Canada V8W 2E1
------------------------------------------------------------------------------------------------------------
Common Stock                    Lloyd Baron,                          80,000(7)              0.55%(7)
                                1110 - 1175 Douglas Street
                                Victoria, British Columbia
                                Canada V8W 2E1
------------------------------------------------------------------------------------------------------------
         5% Shareholders
------------------------------------------------------------------------------------------------------------
Common Stock                    Harold C. Moll,                    1,600,000(8)             10.77%(8)
                                1110 - 1175 Douglas Street
                                Victoria, British Columbia
                                Canada V8W 2E1
------------------------------------------------------------------------------------------------------------
Common Stock                    Tibet Ltd.,                        1,580,000(9)             10.30%(9)
                                73 Front Street,
                                P.O. Box HM2908
                                Hamilton, Bermuda   HM LX
------------------------------------------------------------------------------------------------------------
Common Stock                    Zebrawood Holdings                 1,468,000(10)             9.60(10)
                                Saint Andrews Court
                                Fredrick Street Steps
                                Nassau, Bahamas  N4805
------------------------------------------------------------------------------------------------------------
Common Stock                    Abaderra Ltd.                      1,400,000(11)             9.30%(11)
                                27 Reid Street
                                Hamilton, Bermuda
------------------------------------------------------------------------------------------------------------

Title of Class                  Name and Address of                Amount and        Percentage of Class(1)
                                Beneficial Owner                   Nature of
                                                                   Beneficial
                                                                   Ownership
------------------------------------------------------------------------------------------------------------
Officers and Directors as a Group
------------------------------------------------------------------------------------------------------------
Common Stock                    Officers and Directors as a         7,620,000(12)          49.80%(12)
                                Group
                                (8 persons)
------------------------------------------------------------------------------------------------------------

Notes:
     (1) Based on 14,550,000 shares of Common Stock of the Company issued and outstanding on October 1, 2000.
     (2) Global Internet Holdings Ltd. (formerly, Databoat International Limited) is a private company controlled by Scott Wurtele, CEO and a director of the Company. Global Internet Holdings Ltd. owns 5,860,540 shares of the Company. Scott Wurtele is the President of Global Internet Holdings Ltd. and the beneficial owner of shares held by Global Internet Holdings Ltd.
     (3) Includes 5,860,540 shares held by Global Internet Holdings Ltd. and 115,000 shares that are acquirable upon the exercise of stock options held by Scott Wurtele within 60 days of October 1, 2000. Does not include shares that are acquirable upon the exercise of stock options, which Mr. Wurtele does not control, held by Wendy Wurtele, Mr. Wurtele's wife, or Daniel Wurtele, his son.
     (4) Includes 900,000 shares held by Logan Anderson and 300,000 shares that are acquirable upon the exercise of stock options by Logan Anderson within 60 days of October 1, 2000.
     (5) Includes 110,000 shares held by Howard Thomson and 150,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of October 1, 2000.
     (6) Consists of 90,000 shares that are immediately acquirable upon the exercise of stock options by Paul Wagorn within 60 days of October 1, 2000.
     (7) Consists of 80,000 shares that are immediately acquirable upon the exercise of stock options by Lloyd Baron within 60 days of October 1, 2000.
     (8) Includes 1,300,000 shares held by Harold Moll and 150,000 shares that are immediately acquirable upon the exercise of stock options and 150,000 shares that are acquirable upon the exercise of warrants by Harold Moll within 60 days of October 1, 2000.
     (9) Includes 790,000 shares held by Tibet Ltd. and 790,000 shares acquirable upon the exercise of warrants within 60 days of October 1, 2000.
     (10) Includes 734,000 shares held by Zebrawood Holdings and 734,000 shares acquirable upon the exercise of warrants within 60 days of October 1, 2000.
     (11) Includes 900,000 shares held by Abaderra Ltd. and 500,000 shares acquirable upon the exercise of warrants within 60 days of October 1, 2000.
     (12) Includes (a) 5,860,540 shares held by Global Internet Holdings Ltd. and 115,000 shares that are acquirable upon the exercise of stock options held by Scott Wurtele within 60 days of October 1, 2000; (b) 900,000 shares held by Logan Anderson and 300,000 shares that are acquirable upon the exercise of stock options by Logan Anderson within 60 days of October 1, 2000; (c) 110,000 shares held by Howard Thomson and 150,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of October 1, 2000;
          (d) 90,000 shares that are immediately acquirable upon the exercise of stock options by Paul Wagorn within 60 days of October 1, 2000; (e) 80,000 shares that are acquirable upon the exercise of stock options by Lloyd Baron within 60 days of October 1, 2000; and (f) 15,000 shares that are immediately acquirable upon the exercise of stock options by other officers of the Company within 60 days of October 1, 2000

Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Security Ownership of Management.

We not aware of any arrangement that might result in a change in control in the future.


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

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibits            Description
--------            -----------

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

WORLDBID CORPORATION


By:  /s/ Logan Anderson
     ---------------------------------
     Logan Anderson, Director                           Date:  October 20, 2000
     President


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Logan Anderson
     ---------------------------------
     Logan Anderson, Director                           Date:  October 20, 2000
     President



By:  /s/ Scott Wurtele
     ---------------------------------
     Scott Wurtele, Director                            Date:  October 20, 2000
     Chief Executive Officer



By:  /s/ Howard Thomson
     ---------------------------------
     Howard Thomson, Director                           Date:  October 20, 2000
     Chief Financial Officer, Secretary
     and Treasurer


By:  /s/ Paul Wagorn
     ---------------------------------
     Paul Wagorn, Director                              Date:  October 20, 2000
     Chief Operating Officer

                                  EXHIBIT INDEX



Exhibits            Description
--------            -----------

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