Form 10QSB
period 2000-10-31
WORLDBID CORP
filed 2000-12-15
CIK 1080399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period ---------- to -------------


                        Commission File Number 000-26729

                              WORLDBID CORPORATION
        ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


          Nevada                                          88-0427619
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Suite 1100, 1175 Douglas Street
Victoria, British Columbia, Canada                         V8W 2E1
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)


          Issuer's telephone number, including area code: 250-475-2248

                                      None
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,050,000 Shares of $.001 par value Common Stock outstanding as of December 8, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2000 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending April 30, 2001.















--------------------------------------------------------------------------------

Worldbid Corporation
Consolidated Balance Sheet

                                                                  October 31           April 30
                                                                     2000                2000
                                                                  (unaudited)          (audited)
                                                                 -------------       -------------
Assets
Current Assets
  Cash                                                             $104,932             $86,911
  Accounts receivable                                                59,479              39,772
  Prepaid expense                                                   118,062
                                                                 -------------       -------------
Total Current Assets                                                282,473             126,683

Property and equipment, less accumulated amortization               331,127             264,487

Intangible Assets, less accumulated amortization                     38,615               9,865

                                                                 -------------       -------------
Total Assets                                                       $652,215            $401,035
                                                                 =============       =============


Liabilities & Stockholders' Equity (deficit)
Current Liabilities
  Accounts payable and Accrued liabilities                         $388,447             $92,497
  Due to shareholder                                                426,250
                                                                 -------------       -------------
Total current liabilities and accrued liabilities                   814,697              92,497

Stockholders' equity (deficit)
  Common stock                                                       14,550               6,730
  Additional Paid in Capital                                      2,151,450           1,478,020
  Share Subscription                                                500,000
  Deficit                                                        (2,837,874)         (1,176,212)
  Accumulated Foreign Exchange Adjustment                             9,392
                                                                 -------------       -------------
Total Stockholder's Equity                                         (162,482)            308,538
                                                                 -------------       -------------
Total Liabilities & Stockholders' Equity                           $652,215            $401,035
                                                                 =============       =============



                 See Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------

Worldbid Corporation
Consolidated Statement of Operations and Deficit (Unaudited)

                                                                  Three Months Ended                      Six Months Ended
                                                            October 31          October 31          October 31       October 31
                                                               2000                1999                2000             1999
                                                           --------------------------------         ---------------------------
Revenue                                                       $13,689             $18,830             $44,455          $18,830
Operating expense:
     Salaries and benefits                                    211,778              15,953             408,174           67,392
     Marketing expense                                        381,787              39,291             690,090           71,169
     Technical support and operations                          84,335              19,551             136,652           52,927
     Professional fees                                         39,994               6,943             169,453           46,820
     Other selling, general and administration                 96,003              17,481             220,076           36,590
     Depreciation                                              22,006               2,705              42,006            5,410
                                                          -------------        ------------       ------------     ------------
                                                              835,903             101,924           1,666,451          280,308

Loss from operations                                         (822,214)            (83,094)         (1,621,996)        (261,478)

Interest and financing changes                                 38,942                 124              39,666              236

Net loss                                                     (861,156)            (83,218)         (1,661,662)        (261,714)

Deficit, Beginning of period                               (1,976,718)           (250,068)         (1,176,212)         (71,572)

                                                          -------------        ------------       ------------     ------------
Deficit, End of period                                    ($2,837,874)          ($333,286)        ($2,837,874)       ($333,286)
                                                          =============        ============       ============     =============

Net Loss per Common Share, basic and diluted                   ($0.06)             ($0.01)             ($0.12)          ($0.02)
                                                          -------------        ------------       ------------     ------------
Weighted Average Common Shares O/S, basic and diluted      14,526,000          12,000,000          14,048,413       11,967,391
                                                          =============        ============       ============     =============


                 See Notes to Consolidated Financial Statements





--------------------------------------------------------------------------------
                                                                          Page 3

Worldbid Corporation
Consolidated Statement of Cash Flows (Unaudited)


                                                                                          Six Months Ended
                                                                                 October 31           October 31
                                                                                     2000                1999
                                                                                --------------------------------
Cash provided by (used in):

Operations:
      Net Loss                                                                  ($1,661,662)         ($261,714)
      Items not involving cash
        Depreciation                                                                 42,006              5,410
        Foreign exchange on subsidiary operations                                     9,392                  0
      Changes in Operating Assets and Liabilities
        Decrease (Increase) in accounts receivable                                  (19,707)           (18,830)
        Decrease (Increase) in prepaid expenses                                    (118,062)                 0
        Decrease (Increase) in accounts payable and accrued liabilities             295,950               (204)

                                                                                -------------       -----------
Net Cash used in operating activities                                            (1,452,083)          (275,338)

Investing:
      Purchase of capital assets and equipment                                     (107,990)           (46,974)
      Purchase of intangible assets                                                 (29,406)            (2,800)
                                                                                -------------       -----------
Net Cash used in investing activities                                              (137,396)           (49,774)

Financing:
      Increase in shareholder loans                                                 426,250                  0
      Issue of Share Capital                                                          7,820                  0
      Share subscriptions received                                                  500,000                  0
      Increase in Additional Paid In Capital                                        673,430                  0
                                                                                -------------       -----------
Net cash provided by financing activities                                         1,607,500                  0

Increase/Decrease in Cash                                                            18,021           (325,112)
                                                                                -------------       -----------
Cash, beginning of period                                                            86,911            366,239
                                                                                -------------       -----------
Cash. End of Period                                                                $104,932            $41,127
                                                                                =============       ===========



                 See Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------

                       WORLDBID CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------
Worldbid Corporation (the "Company" or "WBC") was originally incorporated on August 10, 1998 in the state of Nevada as "Tethercam Systems, Inc." On January 15, 1999 the Company changed its name to Worldbid Corporation.

The Company is engaged in the business of facilitating electronic commerce via the Internet. The company owns and operates an online business-to-business world trade web site, which is located on the Internet at "www.Worldbid.com". The Worldbid web site facilitates business transactions on the Internet by providing an organized and systematic tool for business to post notices of goods for sale and notices for the request for tender of goods. The Company uses electronic e-mail notifications in order to enable businesses to connect and transact business. The Company currently earns revenues from advertising on e-mail notifications, which are transmitted to businesses using the world wide web. The Company plans to increase the revenue generating capabilities of its Worldbid web site by charging fees to businesses for services provided via the Worldbid web site.

Basis of Presentation
---------------------
The consolidated financial statements as presented include the accounts of Worldbid Corporation (US) and its subsidiary Worldbid Corporation (Canada). All intercompany balances have been eliminated.

Use of Estimates
----------------
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Pro Forma Compensation Expense
------------------------------
The Company accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements.

Accounts Receivable
-------------------
No allowance for uncollectable accounts has been provided. Management has evaluated the accounts and believes they are all collectable.



--------------------------------------------------------------------------------
                                                                          Page 5

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
----------------------------------------------------------------

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



--------------------------------------------------------------------------------

                      WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Comprehensive Income
--------------------
Effective at inception, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. At October 31, 2000 and 1999, the Company did not have transactions that were required to be reported in comprehensive income.


NOTE 2 - SHAREHOLDER LOANS
--------------------------
Shareholder loans are secured by promissory notes and accrue interest at 10% per annum. The promissory notes mature on December 31, 2000. There is no monthly payment made on this loan.


NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company leases office space under various noncancelable-operating leases. These operating leases terminate July 31, 2003. In connection with the lease arrangements, the Company is obligated to make rental payments of $3,483 per month with scheduled increases to $3,565 effective August 1, 2002. In addition to monthly rent, these leases require the company to pay a share of building operating expenses.

Future annual minimum rental commitments are as follows:

                Year
                2000     $ 6,966
                2001     $41,796
                2002     $42,206
                2003     $19,110


Management Consulting Agreement
-------------------------------
The Company has entered into a consulting agreement, with On-Line Design, a British Columbia company owned 100% by Mr. Wurtele. This obligation requires payments of $7,500 per month expiring February 16, 2001. In exchange for these payments, On-Line Design provides management and continued development of the Company's business.



--------------------------------------------------------------------------------
                                                                          Page 7

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company has a consulting agreement (see management consulting agreement), with On-line Design, a company controlled by Mr. Scott Wurtele. Global Internet Holdings Ltd., a major stockholder of WBC, is also controlled by Mr. Scott Wurtele (see Acquisition of Worldbid.Com).

NOTE 5 - STOCK OPTION SUMMARY
-----------------------------
There were no stock options granted during the three months ended October 31, 2000.

NOTE 6 - CHANGES IN SECURITIES
------------------------------
During the three months ended October 31, 2000, Worldbid issued the following unregistered securities:

On August 17, 2000, Worldbid issued 50,000 shares of common stock in exchange for financial advisory services.

On November 6, 2000, pursuant to share subscriptions received prior to October 31, 2000, Worldbid issued 500,000 units at a price of $1.00 per unit, for total proceeds of $500,000. No commissions or fees were paid in connection with the sale. Each unit was comprised of one share of common stock and one share purchase warrant. Each warrant expires after three years and entitles its holder to purchase one share of common stock at a price of $1.50 during the first year, $1.75 during the second year, and $2.00 during the third year.

STOCK SPLIT
-----------
On June 26, 2000, the Company issued to each of the shareholders of the Company a total of one additional share of the Company's common stock for each outstanding share of the Company's common stock held by each shareholder. Each share will be deemed to be a validly issued, fully paid and non-assessable share of the Company's common stock.

NOTE 7 - LIQUIDITY AND FUTURE OPERATIONS
----------------------------------------
The Company has sustained net losses and negative cash flows from operations since its inception. As of October 31, 2000 the Company has negative working capital of $532,224. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; nonetheless additional funding will be required within the third quarter.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipts of additional funding, will occur and be successful.



--------------------------------------------------------------------------------
                                                                          Page 8

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

Statements in this quarterly report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Exhibit 99.1 to this report, and the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2000 as filed with the Securities and Exchange Commission, which is hereby incorporated by reference in this report.

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


Sales

The Company uses electronic e-mail notifications to update members on current trade lead postings, and derived revenues primarily from advertisements attached to e-mail trade notifications to such members. The Company realized revenues of $13,689 for the quarter ended October 31, 2000 and $44,455 for the six-month period ended October 31, 2000. Revenues in the quarter and six-month period ended October 31, 1999 were $18,830, because the Company only began generating advertising revenues in August 1999.

Currently, the Company is in the process of repositioning its revenue model from one that earns revenues from advertising on e-mail notifications to a revenue model based on charging fees to businesses for services provided via the Worldbid web site. As the Company implements this repositioning strategy, it anticipates that future revenues from advertising will become a smaller proportion of overall revenues. The Company believes that the on-line advertising sector will face an increasingly difficult business climate, and there can be no assurance that the Company will earn revenues from advertising at levels consistent with past fiscal periods or that its fee-based subscription revenue model will be commercially successful.

 Worldbid believes that demand for its services will increase if it can successfully differentiate its products and services from its competitors.
Worldbid.com has implemented a strategy of pre-qualifying and star-rating companies that post trade leads on Worldbid.com, a feature that users of Worldbid.com considered essential



--------------------------------------------------------------------------------
                                                                          Page 9
based on an extensive survey of users conducted by the Company. The Company will provide a star rating (between 1 to 5 stars) for each company posting trade leads on Worldbid.com. The Company intends to charge monthly subscription fees to users to access these ratings. The amount of the subscription fees charged to subscribers is expected to vary based on the level of access the subscriber desires.

Worldbid's plan is to market its subscription services to its user base of over 36,000 companies in an effort to convert them into paying subscribers. In addition, the Company currently receives more than 100 new memberships a day by offering free 30 day trial subscriptions that are designed to educate companies on the benefits of becoming a Worldbid member. The Company intends to contact these new members after the free 30 day trial period to ensure that they are realizing value from Worldbid.com's multiple services and to market its fee based subscription services. Members that experience success with Worldbid.com services are expected to subscribe to Worldbid's fee-based services.

Worldbid has developed software that enables it to invoice businesses and collect payments electronically through its Worldbid web sites. Members are given the option of several different methods of registering and paying for services.

Worldbid is constantly evaluating its revenue sources and new revenue options.

Costs Of Goods Sold/Operating Expenses/Research And Development Expenses
------------------------------------------------------------------------
The Company's operating expenses were $835,903 for the quarter ended October 31,2000, and $1,666,451 for the six-month period ended October 31, 2000, compared to operating expenses of $101,924 for the quarter ended October 31, 1999 and $280,308 for the six-month period ended October 31, 1999.

The increase in operating expenses during the fiscal periods ended October 31, 2000, compared to the same periods in 1999, was primarily due to the expansion of the Company's business operations during the 2000 periods. During the fiscal periods ended October 31, 2000, the Company had substantial increases in marketing costs resulting in the registration of 33,000 new members during the twelve-month period ended October 31, 2000. Marketing expenses were $381,787, or 46% of total expenses for the quarter ended October 31, 2000, compared to $39,291 or 39% of total expenses for the quarter ended October 31, 1999.
Marketing expenses were $690,090, or 41% of total expenses for the six-month period ended October 31, 2000, compared to $71,169 or 25% of total expenses for the six-month period ended October 31, 1999. The Company expects marketing expenses to increase in absolute dollars as the Company plans to expand into new international and vertical markets, and plans to implement marketing programs to promote Worldbid and its subscription fee based services. The Company expects to increase marketing expenditures to develop and promote its regional and vertical partner sites, and anticipates that marketing expenditures related to its primary site may decline as a percentage of the Company's marketing budget.

During the quarter and six-month period ended October 31, 2000, other significant expenses associated with the growth of the Company's business included increased compensation expenses related to the hiring new employees, increased professional fees related to complying with the Company's Securities and Exchange Commission reporting obligations and financing activities, increased office expenses and increased cost of managing and developing the Worldbid web sites. Management



--------------------------------------------------------------------------------
                                                                         Page 10
expects that operating expenses and research and development costs will increase substantially as the Company implements its expansion strategy in accordance with its business plan.

Net Loss
--------
The Company recorded a net loss of $861,156 for the quarter ended October 31, 2000, compared to a net loss of $83,218 for the quarter ended October 31, 1999. For the six-month period ended October 31, 2000, the Company recorded a net loss of $1,661,662, compared to a net loss of $261,714 for the six-month period ended October 31, 1999. This loss reflects the Company's increased marketing and operating expenses during the periods ended October 31, 2000, compared to the same periods in 1999. The Company anticipates that losses will increase as operating expenses increase to carry out the Company's business strategy and plan of operation. The Company anticipates operating expenses will increase due to the following:

     (i) the Company plans a substantial marketing and sales program over the next twelve months in order to increase Worldbid's paid registered user base;
     (ii) increased expenses associated with anticipated increased Web site usage and expansion of the Company's business;
     (iii)increased expenses associated with developing programs and software systems required to handle a larger membership base and increased outgoing e-mail traffic; and
     (iv) additional expenses associated with completing and managing the Company's plan of operation and expansion efforts.


Liquidity And Capital Resources
-------------------------------
The Company had cash on hand of $104,932 as at October 31, 2000. The Company's monthly marketing and operating expenses are approximately $300,000 per month. The Company had a working capital deficit of $532,224 at October 31, 2000. The Company received subscriptions for 500,000 Units at $1.00 per Unit for gross proceeds of $500,000. Each Unit consisted of one share of common stock and one warrant exercisable to acquire one additional share of common stock. See "Changes in Securities."

The Company will require additional financing in order to continue as a going concern and to finance its business operations. The Company is in the process of negotiating private placements of securities to raise working capital to finance its operations. The Company anticipates that it will raise additional financing by issuing equity or debt securities. There can be no assurance that the Company will successfully raise additional capital on acceptable terms, if at all.

The Company anticipates that it will continue to incur losses for the foreseeable future, as it expects to incur substantial marketing and operating expenses in implementing its plan of operation. The Company's future financial results are uncertain due to a number of factors, many of which are outside of the Company's control. These factors include, but are not limited to:

     (i) the Company's ability to implement subscription fees for the Worldbid web sites without significantly reducing the number of users of the Worldbid



--------------------------------------------------------------------------------
                                                                         Page 11
          web sites, the number of trade leads and the number of e-mail trade notifications;
     (ii) the Company's ability to increase revenue from advertisements from e-mail notifications transmitted via the Worldbid web sites;
     (iii)the Company's ability to raise additional capital necessary to implement its business strategy and plan of operation;
     (iv) the Company's ability to compete with existing and new business-to-business electronic commerce web sites and the success of any marketing and promotional campaign which the Company conducts for the Worldbid web sites.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

During the three months ended October 31, 2000, Worldbid issued the following unregistered securities:

     On August 15, 2000, Worldbid issued 50,000 shares of Worldbid common stock to Travis Morgan Securities, Inc., in exchange for financial advisory services to be provided by Travis Morgan. Worldbid relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the "Act") in connection with the issuance of the shares.

During the period beginning November 1, 2000 and ending December 8, 2000, Worldbid issued the following unregistered securities:

     On November 6, 2000, Worldbid sold 500,000 units to Anker Bank of Switzerland on behalf of its client(s) at a price of $1.00 per unit, for total proceeds of $500,000. The sale was completed outside the United States to non-US persons pursuant to Regulation S of the Act. No commissions or fees were paid in connection with the sale. Each unit was comprised of one share of our common stock and one share purchase warrant. Each warrant expires after three years and entitles its holder to purchase one share of our common stock at a price of $1.50 during the first year, $1.75 during the second year, and $2.00 during the third year.

Item 3. Defaults upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company did not submit any matters to a vote of securities holders during the quarter ended October 31, 2000.

Subsequent  to  October  31,  2000,  the  Company  held  an  Annual  Meeting  of
Shareholders on November 6, 2000. A total of 6,870,540 common shares were represented in person or by proxy at the annual meeting. The following matters



--------------------------------------------------------------------------------
                                                                         Page 12
were submitted to a vote at the meeting and unanimously approved by those voting:

1. The following individuals were elected as directors of the Company to hold office for the ensuing year until the next Annual Meeting:

         Scott Wurtele
         Logan Anderson
         Howard Thomson
         Paul Wagorn
         Lloyd Baron

2. The Company's 2000 Stock Option Plan, providing for the grant of stock options to employees, officers, directors, and consultants, was approved and adopted.

3. An amendment to the Articles of Incorporation was approved, to (i) eliminate cumulative voting for directors and (ii) establish a new class of 1,000,000 shares of Preferred Stock. The elimination of cumulative voting allows shareholders to cast one vote per share for each director elected at a meeting of the shareholders. The Preferred Stock has a par value of $0.0001, and empowers the Board, with no need for further shareholder approval, to issue Preferred Stock in one or more series, and with such dividend rates and rights, liquidation preferences, voting rights, conversion rights, rights and terms of redemption and other rights, preferences, and privileges as determined by the Board. (As at December 8, 2000, no Preferred Stock has been issued.)

4. Sarna and Company was approved as the Independent Auditor of the Company for the fiscal year ending April 30, 2001. (KPMG LLP has since replaced Sarna and Company as Worldbid's Independent Auditor for the fiscal year ending April 30, 2001, as reported in a Form 8-K filed by the Company.)


Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits

          Exhibit
          Number          Description
          ------          -----------
            2.4           Certificate of Amendment to Articles of Incorporation
            6.1           2000 Stock Option Plan
           27.1           Financial Data Schedule
           99.1           Risk Factors


     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K respecting its change of Independent Auditor on November 11, 2000, as amended on November 22, 2000 and December 6, 2000.





--------------------------------------------------------------------------------
                                                                         Page 13

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date: December 14, 2000






By: /s/ SCOTT WURTELE
    ------------------------------
    SCOTT WURTELE
    Director & CEO





By: /s/ HOWARD THOMSON
    ------------------------------
    HOWARD THOMSON
    Chief Financial Officer














--------------------------------------------------------------------------------
                                                                         Page 14

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number          Description
------          -----------
 2.5            Certificate of Amendment to Articles of Incorporation

 6.1            2000 Stock Option Plan

27.1            Financial Data Schedule

99.1            Risk Factors