Form 10QSB
period 2001-01-31
WORLDBID CORP
filed 2001-03-19
CIK 1080399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,180,000 Shares of $.001 par value Common Stock outstanding as of March 14, 2001.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2001 are not necessarily indicative of the results that can be expected for the Company's fiscal year ending April 30, 2001.















--------------------------------------------------------------------------------
                                                                          Page 1

                              FINANCIAL STATEMENTS
                      for the quarter and nine-month period
                             ended January 31, 2001
                                   -UNAUDITED-

Worldbid Corporation
Consolidated Balance Sheet

                                                                        January 31           April 30
                                                                           2001                2000
                                                                        (unaudited)          (audited)
                                                                      --------------      --------------
Assets
Current Assets
  Cash                                                                $    63,449           $   86,911
  Accounts receivable                                                      16,436               39,772
  Prepaid expense                                                          13,183
                                                                      --------------      --------------
Total Current Assets                                                       93,068              126,683

Property and equipment, less accumulated amortization                     346,561              264,487

Intangible Assets, less accumulated amortization                           39,163                9,865

  Deferred Costs                                                           50,000
                                                                      --------------      --------------
Total Assets                                                          $   528,792           $  401,035
                                                                      ==============      ==============
Liabilities & Stockholders' Equity (deficit)
Current Liabilities
  Accounts payable and Accrued liabilities                               $334,747           $   92,497
  Loan Payable                                                            100,000
  Due to shareholder                                                      803,450
                                                                      --------------      --------------
Total current liabilities and accrued liabilities                       1,238,197               92,497

Stockholders' equity (deficit)
  Common stock                                                             15,800                6,730
  Additional Paid in Capital                                            2,950,200            1,478,020
  Share Subscription                                                        5,000
  Deficit                                                              (3,691,564)          (1,176,212)
  Accumulated Foreign Exchange Adjustment                                  11,159
                                                                      --------------      --------------
Total Stockholder's Equity                                              (709,405)              308,538
                                                                      --------------      --------------
Total Liabilities & Stockholders' Equity                              $   528,792           $  401,035
                                                                      ==============      ==============

                 See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

Worldbid Corporation
Consolidated Statement of Operations and Deficit (Unaudited)




                                                 Three Months Ended                   Nine Months Ended
                                            January 31        January 31        January 31         January 31
                                               2001              2000              2001               2000
                                           ------------      ------------      -------------      -------------
Revenue                                    $    21,360        $   12,331        $    65,815        $    31,161

Operating Expense:
Salaries and Benefits                          193,668            26,318            601,842             97,240
Marketing Expense                              134,282           114,157            824,372            167,672
Technical Support & Operations                  69,278           157,772            205,930            210,699
Professional Fees                              245,246            32,876            414,699             76,166
Other Selling, General & Administration        171,771            44,654            391,847             71,665
Depreciation                                    24,230             1,756             66,236              7,166
                                           ------------      ------------      -------------      -------------
                                           $   838,475        $  377,533        $ 2,504,926        $   630,608

Loss from Operations                          (817,115)         (365,202)        (2,439,111)          (599,447)

Interest & Financing Charges                    36,575               536             76,241                772

Net Net Loss                                  (853,690)         (365,738)        (2,515,352)          (600,219)

Deficit, Beginning of Period                (2,837,874)         (333,286)        (1,176,212)           (71,572)
                                           ------------      ------------      -------------      -------------
Deficit, End of Period                     $(3,691,564)       $ (699,024)       $(3,691,564)       $  (671,791)
                                           ============      ============      =============      =============

Net Loss per Common Share, basic & diluted $     (0.06)       $    (0.05)       $     (0.17)       $     (0.05)
                                           ------------      ------------      -------------      -------------
Weighted Average Common Shares O/S, basic
and diluted                                 15,220,109        12,000,000         14,391,295         11,967,391
                                           ============      ============      =============      =============



                 See Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------
                                                                          Page 3

Worldbid Corporation
Consolidated Statement of Cash Flows (Unaudited)


                                                                                      Nine Months Ended
                                                                            January 31/01          January 31/00
                                                                           ----------------       ----------------
Cash provided by (used in):

Operations:
      Net Loss                                                              $  (2,515,352)          $  (600,219)
      Items not involving cash
        Depreciation                                                               66,236                 7,166
        Foreign exchange on subsidiary operations                                  11,159                     0
        Loss on Disposal of Capital Assets                                            515                     0
        Professional services paid through issuance of share capital              100,000                     0

      Changes in Operating Assets and Liabilities
        Decrease (Increase) in accounts receivable                                 23,336                (8,227)
        Decrease (Increase) in prepaid expenses                                   (13,183)                    0
        Decrease (Increase) in accounts payable and accrued liabilities           242,250                16,814
                                                                           ----------------       ----------------
Net Cash used in operating activities                                          (2,085,039)             (584,466)

Cash Flows From Investing:
      Purchase of capital assets and equipment                                   (148,825)              (79,965)
      Purchase of other assets                                                    (79,298)              (54,397)
                                                                           ----------------       ----------------
Net Cash used in investing activities                                            (228,123)             (134,362)

Cash Flow from Financing:
      Increase in shareholder loans                                               803,450                     0
      Increase in short term loans                                                100,000                     0
      Issue of Share Capital                                                        8,820                   160
      Share subscriptions received                                                  5,000               450,000
      Increase in Additional Paid In Capital                                    1,372,430               199,840
                                                                           ----------------       ----------------
Net cash provided by financing activities                                       2,289,700               650,000

Decrease in Cash                                                                  (23,462)              (68,828)
                                                                           ----------------       ----------------
Cash, beginning of period                                                          86,911               366,239
                                                                           ----------------       ----------------
Cash. End of Period                                                         $      63,449           $   297,411
                                                                           ================       ================


                 See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
                                                                          Page 4

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

The Company is engaged in the business of facilitating electronic commerce via the Internet. The company owns and operates an online business-to-business world trade web site, which is located on the Internet at "www.Worldbid.com". The Worldbid web site facilitates business transactions on the Internet by providing an organized and systematic tool for business to post notices of goods for sale and notices for the request for tender of goods. The Company uses electronic e-mail notifications in order to enable businesses to connect and transact business. The Company's current revenues sources include (a) advertising on e-mail notifications, which are transmitted to businesses using the worldwide web site, (b) advertising on its web site, and (c) fees charged to businesses for services provided via the Worldbid web site.

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



--------------------------------------------------------------------------------

                      WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Comprehensive Income
--------------------
Effective at inception, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. At January 31, 2001 and 2000, the Company did not have transactions that were required to be reported in comprehensive income.


NOTE 2 - SHAREHOLDER LOANS
--------------------------
Shareholder loans are secured by a promissory notes and accrue interest at 10% per annum. The promissory notes mature on March 31, 2001. There is no monthly payment made on this loan.

An additional shareholder loan in the amount of $20,000 was issued February 9, 2001.


NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------
The Company leases office space under various noncancelable-operating leases. These operating leases terminate July 31, 2003. In connection with the lease arrangements, the Company is obligated to make payments of approximately $10,000 per month (including operating costs) with scheduled increases in 2002. Future annual minimum rental commitments are as follows:

                Year

                2002-     $ 118,082
                2003-     $ 121,426
                2004-     $  60,708


Management Consulting Agreement
-------------------------------
The Company has entered into a consulting agreement, with On-Line Design, a British Columbia company owned 100% by an officer of the Company, Mr. Scott Wurtele. This obligation requires payments of $7,500 per month expiring February 16, 2001. In exchange for these payments, On-Line Design provides management and continued development of the Company's business.



--------------------------------------------------------------------------------

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Global Internet Holdings Ltd., a major stockholder of WBC, is also controlled by Mr. Scott Wurtele.


NOTE 5 - STOCK OPTION SUMMARY
-----------------------------
During the three month ended January 31, 2001 the Company set aside 415,000 common shares under its incentive stock plans. The Board of Directors determines the number of options to be granted, and through the terms of the incentive stock option plans, the price and conditions for exercise and any vesting criteria. The option prices are determined based on market prices in accordance with the terms of the plans.

No options were granted during the three month period ended January 31, 2001.


NOTE 6 - CHANGES IN SECURITIES
------------------------------
During the three months ended January 31, 2001, the Company issued the following unregistered securities:

                                 Number of shares        Consideration amount
                                 ----------------        --------------------

Issued for cash                    1,000,000                 $ 700,000
Issued for services provided         250,000                   100,000

At the end of the quarter, the Company had total issued share capital of 15,800,000 (April 30, 2000 - 11,400,000 adjusted for 2:1 split in June 2000).

In addition, during the three months ended January 31, 2001, the Company issued 1,300,000 warrants at exercise prices ranging from $.55 to $3.50. These warrants have an average life of 2.7 years.

At the end of the quarter, the Company had issued a total of 3,800,000 warrants. (April 30, 2000 - 1,460,000 adjusted for 2:1 split in June 2000.)


NOTE 7 - LIQUIDITY AND FUTURE OPERATIONS
----------------------------------------
The Company has sustained net losses and negative cash flows from operations since its inception. As of January 31, 2001 the Company has negative working capital of approximately $1,145,129. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; nonetheless additional funding will be required within the third quarter.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however, no assurance that the aforementioned events, including the receipts of additional funding, will occur and be successful.



--------------------------------------------------------------------------------

                       WORLDBID CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8 - Subsequent events
--------------------------

In February 2001, the Company completed an agreement to acquire 100% of Request America.Com Inc., a company engaged in the business of aggregating qualified sales leads from governmental and commercial sources across the U.S. The aggregated purchase price is approximately $ 300,000, comprising initially of 750,000 common shares in the Company. In addition, the Company has agreed to issue up to an additional 750,000 shares in the future should certain performance targets be met. The fair value of the stock transferred in the future will be used to determine any additional purchase price for the acquisition.

The acquisition will be accounted for using the purchase method of accounting whereby the underlying assets of Request America will be recorded at their fair market values at the time of the acquisition. The allocation of the purchase price will be substantially to purchased goodwill.


Scott Wurtele resigned as CEO, Chairman, and a director of the Company in February 2001, and the management consulting agreement with Mr. Wurtele's company On-Line Design has not been renewed.








--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements
--------------------------

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


Sales
-----

The Company uses electronic e-mail notifications to update members on current trade lead postings, and derives revenues from advertisements attached to these e-mail trade notifications, advertising on its website, and subscription fees to members. The Company realized revenues of $21,360 for the quarter ended January 31, 2001 and $65,815 for the nine-months ended January 31, 2001. Revenues in the quarter and nine-month period ended January 31, 2000 were $12,331 and $31,161 respectively. The Company began generating advertising revenues in August 1999 and only recently began implementing its membership subscription fees revenue model, with implementation rolled out to date on a limited geographic basis.

The Company is continuing the process of repositioning its revenue model from one that earns revenues from advertising on e-mail notifications to a revenue model based on charging fees to businesses for services provided via the Worldbid web site. As the Company implements this repositioning strategy, it anticipates that future revenues from advertising will become a smaller proportion of overall revenues. The Company believes that the on-line advertising sector will face an increasingly difficult business climate, and there can be no assurance that the Company will earn revenues from advertising at levels consistent with past fiscal periods or that its fee-based subscription revenue model will be commercially successful.



--------------------------------------------------------------------------------

Worldbid believes that demand for its services will increase if it can successfully differentiate its products and services from its competitors. Worldbid has implemented a strategy of pre-qualifying and star-rating companies that post trade leads on Worldbid.com, a feature that users of Worldbid.com considered essential based on an extensive survey of users conducted by the Company. The Company will provide a star rating (between 1 to 5 stars) for each company posting trade leads on Worldbid.com.

Worldbid's plan is to market its fee-based services to its user base of almost 70,000 companies in an effort to convert them into paying subscribers. In addition, the Company currently receives more than 60 new memberships a day, and offers free 30 day trial subscriptions that are designed to educate companies on the benefits of becoming a Worldbid member. The Company contacts these new members after the free 30 day trial period to ensure that they are realizing value from Worldbid.com's multiple services and to market its fee based subscription services. It is anticipated that members who experience success with Worldbid.com services will be inclined to subscribe to Worldbid's fee-based services.

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


Costs Of Goods Sold/Operating Expenses/Research And Development Expenses
------------------------------------------------------------------------

The Company's operating expenses were $838,475 for the quarter ended January 31, 2001, and $2,504,926 for the nine-month period ended January 31, 2001, compared to operating expenses of $377,533 for the quarter ended January 31, 2000 and $630,608 for the nine-month period ended January 31, 2000.

The increase in operating expenses during the three- and nine month periods ended January 31, 2001, compared to the same periods in our previous fiscal year, was primarily due to the expansion of the Company's business operations during the current fiscal year. During the nine months ended January 31, 2001, the Company had substantial increases in marketing costs. Management believes the increased marketing costs were a substantial impetus of the registration of the 32,317 new members who signed on during the nine months ended January 31, 2001. Marketing expenses were $134,282, or 16% of total expenses for the quarter ended January 31, 2001, compared to $114,157 or 30% of total expenses for the quarter ended January 31, 2000. Marketing expenses were $824,372, or 33% of total expenses for the nine-month period ended January 31, 2001, compared to $167,672 or 27% of total expenses for the nine-months ended January 31, 2000. The Company expects marketing expenses to increase in absolute dollars as the Company plans to expand into new international and vertical markets, and plans to implement marketing programs to promote Worldbid and its subscription fee based services. The Company expects to increase marketing expenditures to develop and promote its regional and vertical partner sites, and anticipates that marketing expenditures related to its primary site may decline as a percentage of the Company's marketing budget.

During the quarter and nine-months ended January 31, 2001, as compared with the same periods in the Company's last fiscal year, other significant expenses associated with the growth of the Company's business included increased compensation



--------------------------------------------------------------------------------
expenses related to hiring new employees, increased professional fees related to complying with the Company's Securities and Exchange Commission reporting obligations and financing activities, increased office expenses and increased cost of managing and developing the Worldbid web sites. Management expects that operating expenses and research and development costs will increase substantially as the Company implements its expansion strategy in accordance with its business plan.


Net Loss
--------

The Company recorded a net loss of $853,690 for the quarter ended January 31, 2001, compared to a net loss of $365,738 for the quarter ended January 31, 2000. For the nine-month period ended January 31, 2001, the Company recorded a net loss of $2,515,352, compared to a net loss of $600,219 for the nine-month period ended January 31, 2000. This loss reflects the Company's increased marketing and operating expenses during the periods ended January 31, 2001, compared to the same periods in 1999 and 2000. The Company anticipates that losses will increase as operating expenses increase to carry out the Company's business strategy and plan of operation. The Company anticipates operating expenses will increase due to the following:

     (i) the Company plans a substantial marketing and sales program over the next twelve months in order to increase Worldbid's paid registered user base and to develop and promote its regional and vertical partner sites;

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


Liquidity And Capital Resources
-------------------------------

The Company had cash on hand of $63,449 as at January 31, 2001. The Company's monthly marketing and operating expenses are approximately $280,000 per month. The Company had a working capital deficit of $1,145,129 at January 31, 2001.

During the three months ended January 31, 2001, the Company received the following cash subscriptions (see "Changes in Securities" for further detail):

     (i) The Company sold 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable to acquire one additional share of common stock.

     (ii) The Company also sold 500,000 other units, at $0.40 per unit, for total proceeds of $200,000. In this case each unit was comprised of one share of our common stock and one-half of a share purchase warrant. Each whole warrant entitles its holder to purchase one additional share of our common stock.



--------------------------------------------------------------------------------
                                                                         Page 12

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

The Company anticipates that it will continue to incur losses for the foreseeable future, as it expects to incur substantial marketing and operating expenses in implementing its plan of operation. The Company's future financial results are uncertain due to a number of factors, many of which are outside of the Company's control. These factors include, but are not limited to:

     (i) the Company's ability to implement subscription fees for the Worldbid web sites without significantly reducing the number of users of the Worldbid web sites, the number of trade leads and the number of e-mail trade notifications;

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

In the event the Company is unable to raise additional financing on acceptable terms, the Company intends to reduce its marketing and sales efforts and may implement additional actions to reduce expenditures, including reducing staff, reducing the level of services, selling assets, disposing of business units or suspending its operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended January 31, 2001, Worldbid issued the following unregistered securities:

     On November 6, 2000, Worldbid sold 500,000 units to Anker Bank of Switzerland on behalf of its client(s) at a price of $1.00 per unit, for total proceeds of $500,000. The sale was completed outside the United States to non-US persons pursuant to Regulation S of the Securities Act of 1933 (the "Act"). No commissions or fees were paid in connection with the sale. Each unit was comprised of one share of our common stock and one share purchase warrant. Each warrant expires after three years and entitles its holder to purchase one share of our common stock at a price of $1.50 during the first year, $1.75 during the second year, and $2.00 during the third year.



--------------------------------------------------------------------------------
                                                                         Page 13

     On November 6, 2000, in exchange for financial advisory services to be provided by Schneider Securities, Inc., Worldbid issued to Schneider Securities, Inc. 1) 50,000 shares of Worldbid common stock, and 2) 100,000 share purchase warrants. Each warrant entitles its holder to purchase one share of our common stock at a price of $1.00 at any time beginning after the first anniversary date of the certificate representing the warrant up to and including the third anniversary date of the certificate. Worldbid relied on the exemption from registration provided by Section 4(2) under the Act in connection with the issuance of the securities.

     On December 7, 2000, in exchange for investment banking services to be provided by Hampton-Porter, Investment Bankers, LLC ("Hampton"), Worldbid issued to Hampton 1) 200,000 shares of Worldbid common stock, and 2) 450,000 share purchase warrants. Each warrant entitles its holder to purchase one share of our common stock for three years from the date of the certificate representing the warrant at a per share exercise price of (i) $1.50 in respect of 150,000 shares; (ii) $2.50 in respect of 150,000 shares; and (iii) $3.50 in respect of 150,000 shares. Worldbid relied on the exemption from registration provided by Section 4(2) under the Act in connection with the issuance of the securities.

     On December 29, 2000, Worldbid sold 500,000 units to Rahn & Bodmer, a bank located in Switzerland, on behalf of its client(s) at a price of $0.40 per unit, for total proceeds of $200,000. The sale was completed outside the United States to non-US persons pursuant to Regulation S of the Act. No commissions or fees were paid in connection with the sale. Each unit was comprised of one share of our common stock and one-half of a share purchase warrant. Each whole warrant entitles its holder to purchase one share of our common stock for 24 months from its date of issuance at a price of: (a) US$0.55 per share until December 29, 2001; and (b) US$0.75 per share from December 30, 2001 through December 30, 2002.

During the period beginning Februay 1, 2001 and ending March 14, 2001, Worldbid issued the following unregistered securities:

     RequestAmerica.com, Inc. Acquistion

     The Company entered into an Agreement and Plan of Merger, dated as of February 2, 2001 (the "Merger Agreement"), by and among the Company, RequestAmerica.com, Inc., a privately held California corporation ("RequestAmerica") and Worldbid (Acquisition) Corporation, a Nevada corporation and wholly-owned subsidiary of the Company ("Worldbid Acquisition").

     Pursuant to the Merger Agreement, the Company acquired RequestAmerica by way of a triangular merger in which Worldbid Acquisition was merged with and into RequestAmerica, with RequestAmerica continuing as the surviving corporation (the "Merger"). The Company agreed to issue an aggregate of up to 750,000 shares of our common stock as follows:

          (i) in consideration of all of the issued and outstanding shares of capital stock of RequestAmerica, which if all RequestAmerica shareholders comply with the Merger Agreement's process for exchanging their



--------------------------------------------------------------------------------

               RequestAmerica shares for the Company's shares will amount to an aggregate issuance of approximately 702, 953 shares; and

          (ii) up to approximately 47,045 shares of our common stock are acquirable at the option of RequestAmerica option holders, as the Company agreed to assume all of the outstanding options of RequestAmerica under the RequestAmerica 2000 Stock Option/Stock Issuance Plan (the "Stock Option Plan").

          Each shareholder of RequestAmerica (each, a "RequestAmerica Shareholder") was entitled to receive 0.0456093 shares of our common stock for each share of common stock of RequestAmerica (the "Exchange Ratio"), plus a cash payment for fractional shares. Holders of RequestAmerica options will be eligible to exercise their stock options for the Company's common stock, adjusted in accordance with the Exchange Ratio, under the same terms of their option grants and the Stock Option Plan.

          The Company also agreed to issue an additional 750,000 shares of its common stock to the RequestAmerica Shareholders as an earn out payment (the "Earn Out Shares") (i) on or prior to the second anniversary of the date of the Agreement, subject to the satisfaction of certain earn out financial performance criteria based on the financial performance of RequestAmerica or (ii) in the event of a shareholder approved change of control in the Company in which a third-party obtains 75% of the Company or upon the sale or transfer of all or substantially all of the assets of the Company.

          RequestAmerica and the RequestAmerica Shareholders agreed to indemnify the Company for damages resulting from any claim(s) in excess of $50,000 (in aggregate), which arise out of the breach of the representations, warranties, covenants and/or agreements under the Merger Agreement. The representations and warranties expire one year from the date of the Merger Agreement. The Company's claims for indemnification are to be satisfied out of the Earn Out Shares, and the Company's damages are limited to the Earn Out Shares.

          On February 22, 2001, the Merger was effected by the filing of (i) Articles of Merger in the State of Nevada on February 22, 2001, and
          (ii) an Agreement of Merger, Certificate of Approval of Agreement of Merger of Worldbid (Acquisition) Corporation and Certificate of Approval of Agreement of Merger of RequestAmerica.com, Inc. in the State of California on February 23, 2001.

          After   giving   effect  to  the  Merger,   RequestAmerica   became  a
          wholly-owned subsidiary of the Company.

          Issuance of Units

          On March 14, 2001, the Company sold an aggregate of 380,000 units to three subscribers at a price of $0.25 per unit, for total proceeds of $95,000. The sale was completed outside the United States to non-US persons pursuant to Regulation S of the Act. No commissions or fees were paid in connection with the sale. Each unit was comprised of one share of our



--------------------------------------------------------------------------------
          common stock and one-half of a share purchase warrant. The warrants expire after two years, and each whole warrant entitles its holder to purchase one share of our common stock at a price of $0.35 during the first year and $0.45 during the second year.


Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Shareholders on November 6, 2000. A total of 6,870,540 common shares were represented in person or by proxy at the annual meeting. The following matters were submitted to a vote at the meeting and unanimously approved by those voting:

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


Item 5. Other Information

In Feburary 2001, Lloyd Baron resigned as a director of the Company.

In February 2001, Scott Wurtele resigned as the Company's Chairman and Chief Executive Officer and as a director of the Company. Under the terms of Mr. Wurtele's resignation and severance agreement: (a) Mr. Wurtele agreed to resign as a director and officer of the Company and to terminate all agreements between him and the Company; (b) a shareholder agreed to provide bridge financing for the Company in the amount of $200,000, and the Company and its directors agreed to



--------------------------------------------------------------------------------
use their best efforts to obtain additional financing to fund the Company's plan of operation; (c) the Company agreed to pay Mr. Wurtele severance pay in the amount of $22,500; (d) Mr. Wurtele agreed not to sell or transfer any shares beneficially owned by him for a period of six months from the date of his resignation; (e) Mr. Wurtele was allowed to retain a cell phone, personal computer and related equipment; and (f) Mr. Wurtele agreed not to contact any Company employee for a period of six months.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit
          Number          Description
          ------          -----------
           99.1           Risk Factors


          (b)  Reports on Form 8-K.

               The Company filed a Form 8-K related to its acquisition of RequestAmerica.com, Inc. on March 8, 2001.







--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date: March 16, 2000



By: /s/ Logan Anderson
    ------------------------------
    Logan Anderson
    Director & President


By: /s/ Howard Thomson
    ------------------------------
    Howard Thomson
    Chief Financial Officer












--------------------------------------------------------------------------------
                                                                         Page 18

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------
 99.1           Risk Factors