Form 10KSB
period 2001-04-30
WORLDBID CORP
filed 2001-08-14
CIK 1080399

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ____________

     Commission File No. 0-26729
                         -------

                          WORLDBID CORPORATION
                          --------------------
      (Exact name of Registrant as specified in its charter)

NEVADA                                      88-0427619
--------------                              ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

810 Peace Portal Drive, Suite 201
Blaine, Washington                          98230
------------------                          -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including
 area code:                                 (360) 332-1752
                                             -------------

Securities registered pursuant to Section
 12(b) of the Act:                          NONE

Securities registered pursuant to Section
12 (g) of the Act:                          100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2001 were $84,794.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 30, 2001 is $2,274,352.

The number of shares of the issuer's Common Stock outstanding as of July 30, 2001 is 24,000,955 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ]
No [ X ]

                      TABLE OF CONTENTS



                                                                PAGE
                                                                ----
PART I

Item 1.   Description of Business                                 3
Item 2.   Description of Property                                26
Item 3.   Legal Proceedings                                      26
Item 4.   Submission of Matters to a Vote of Security Holders    26

PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters                                                27
Item 6.   Management's Discussion and Analysis
          Or Plan of Operation                                   32
Item 7.   Financial Statements                                   38
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                 63

PART III

Item 9.   Directors and Executive Officers, Promoters
          and Control Persons; Compliance with Section 16(a)
          of the Exchange Act                                    64
Item 10.  Executive Compensation                                 72
Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                         75
Item 12.  Certain Relationships and Related Transactions         51
Item 13.  Exhibits and Reports on Form 8-K                       78

SIGNATURES                                                       80

                             PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.


ITEM 1.  Description of Business


COMPANY OVERVIEW

Worldbid Corporation owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. We were founded on the basis of a simple premise: small, mid-sized and even large companies face numerous linguistic, cultural and logistical barriers when trying to find new buyers nationally and internationally or when trying to develop new sources of products or materials nationally and internationally. We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source
(buy) and tender (sell) products and services nationally and internationally.


CORPORATE ORGANIZATION

Incorporation

We were incorporated pursuant to the laws of the State of Nevada on August 10, 1998.

Subsidiaries

We carry out our web site development and operation activities through our subsidiary, Worldbid Canada Corporation, a British Columbia company that was incorporated on November 5, 1999. Our worldbidusa.com web site operations are carried out through our subsidiary, RequestAmerica.com, Inc., a California corporation.

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

Growth of Online Electronic Commerce

The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. Electronic commerce offers the opportunity for businesses to achieve greater profitability by expanding distribution channels, integrating internal and external processes and offering a cost-effective method of providing products and services. The Internet provides online businesses with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers and businesses with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of parties are transacting business on the Internet.

Our Market Opportunity

We have identified a need in the international business community for an Internet web site that can connect businesses involved in national and international trade at an economical cost. The traditional methods of information delivery and communications between businesses involved in international trade, including trade magazines, telephone and trade conferences, contain inherent inefficiencies, including:

A. Traditional media, such as trade publications and print media, are costly and offer limited circulation;

B. Expansion of business beyond traditional boundaries is expensive due to the high cost of marketing, travel and promotional expenses;

C.  Language barriers limit the ability of businesses to communicate.

The Internet provides a medium for business throughout the world to communicate and start the process of entering into business transactions. We have developed the Worldbid web sites with the objective of capitalizing on the demand for a world trade Internet web site.


THE WORLDBID WEB SITES

Our principal web site is located on the Internet at "www.worldbid.com" and is referred to by us as the Worldbid web site. We have also developed an additional one hundred sub-sites of our principal web site that operate in conjunction with our principal web site to expand the scope of the businesses that we target. We refer to these web sites as the Worldbid web sites and the Worldbid Network.

Development of the Worldbid Web Sites

We designed the Worldbid web sites to enable businesses throughout the world to discover trade leads for products and services which they are seeking to purchase or sell. Businesses that use the Worldbid Web sites are able to post notices of products or services that they wish to buy or sell in an organized and categorized manner. In addition, businesses may view notices posted by other businesses for products or services that they wish to buy or sell. The Worldbid web sites enable businesses to locate valuable information regarding the products and services which they buy and sell, including: (i) the identities of potential buyers for products and services which are offered for sale; and (ii) the identities of potential sellers of products and services which are sought to be purchased. We use a system of e-mail notifications that are transmitted to businesses using the Worldbid web sites in order to notify businesses of potential new trade leads that are posted by other businesses on the Worldbid web sites. Businesses are then able to contact other businesses directly and negotiate transactions between themselves with minimal involvement from us.

We developed the Worldbid web sites to target a need that we have identified in the international business community for an Internet web site that can connect businesses involved in national and international trade at an economical cost. Our objective has been to capitalize on the demand for a world trade Internet web site while addressing the inefficiencies of traditional methods of information delivery and communications between businesses.

We have also developed the format of the Worldbid web sites in order to encourage use by businesses from around the world in the international trade community. We believe that the international focus of the Worldbid web sites offers a competitive advantage over competing trade sites that often limit their focus to specific geographic regions. We have also focused on enabling the Worldbid web sites to facilitate trade in goods that are often the subject of international trade, such as industrial goods and commodities.

Registration

Each business that wishes to take advantage of the Worldbid web sites is required to register with us prior to posting any offer to sell or request for tender. Businesses are required to register during an on-line Internet session. Each business is required to provide basic information regarding their business and identity and to complete a simple questionnaire. After registration, a business is permitted to post notices of offers, view notices posted by other businesses and receive e-mail notifications of offers from other businesses.

Buyers

Each business interested in purchasing a product is given the opportunity to post a request for tender or procurement or an offer to buy on the Worldbid web sites. Each business user selects the applicable category for their area of interest and enters in a description of the products or services sought, together with their contact and e-mail information. Each of these posted offers to buy or requests for tender is automatically delivered by e-mail to each business that has registered on the Worldbid web sites and entered its contact information with the request that it receive information regarding specific products or services. Each business can also enter its e-mail address in order to receive e-mail notifications from potential sellers in their category of interest.

Sellers

Each business that is interested in completing a sale is given the opportunity to post offers to sell on the Worldbid web sites. Each business user selects a category of their offer for sale and then enters in a description of the products or services to be sold, together with the business users' contact and e-mail information. Each of these posted offers to sell is automatically delivered by e-mail to each business that has registered on the Worldbid web sites and entered its contact information with the request that it receive information regarding specific products or services that are offered for sale. Each registered business that is interested in completing a sale can also enter its e-mail address in order to receive e-mail notifications from potential purchasers in its category of interest.

Requests for E-Mail Notifications

The Worldbid web sites can also be used by registered businesses that do not wish to post requests for tender or offers for sale. Business users may select a category of interest and view posted requests for tenders and offers to sell. Business users may enter their e-mail contact information in order to receive notifications of any request for tender or offer to sell within a category of interest.

Current Use of the Worldbid Web Site

We launched the Worldbid Web Site in January 1999. Since its launch, the Worldbid web site has grown to its present traffic volume of over $1 trillion USD in posted trade leads in more than 1,200 separate industry categories and sub-categories. The value of the average posted trade lead offer is $2 million. More than 70,000 companies have signed up as registered users of the Worldbid web sites. Currently, new companies are registering as members of our Worldbid web sites at the rate of approximately 90 per day. Currently, the Worldbid web sites receive approximately 1 million page views each month, have approximately 1,000 trade opportunities posted each day, and over 6 million trade notifications per month are emailed out to registered businesses who have requested them. Our experience is that approximately 75% of the businesses that have registered to use our Worldbid web sites are residents of countries outside of the United States.

FEATURES OF THE WORLDBID WEB SITES

Categories

The Worldbid web sites have a broad variety of business categories and sub-categories (currently numbering over 1,200), allowing us to serve a wide variety of business and government users. Users can also request additional categories and sub-categories. We believe that this flexible format enables us to attract a broad range of businesses that presently do not have any conventional means of requesting tenders or obtaining requests for their products or services. The global nature of the Internet and its ability to be accessed throughout the world enable the Worldbid web sites to be used by businesses to access markets outside their geographic region.

Company Showrooms

We have developed a service that allows our registered users to build a "company showroom," or product catalogue, on our Worldbid web site and be listed in the company directory that we have generated. This service, which has quickly grown to include over 3,800 company showrooms, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

Request-for-Quote ("RFQ") Engine

We have developed a Request-for-Quote engine which allows clients to submit quotations, tenders and requests for quotes to other Worldbid clients. The RFQ engine also provides for a negotiation system and a RFQ/case tracking tool. This system provides a means for clients to pursue a more formal and detailed form of communication and negotiation, while at the same time enables Worldbid to become more deeply integrated into the negotiation/tendering process.

Bid Document Storage

We offer bid document storage as a free, value-added service. This service enables members to upload bidding and tender documents, brochures, specifications and blueprints specific to their posted offers to buy or sell, and allows other members to download this data. We believe this service expedites the tendering process by eliminating the wait for cumbersome mail delivery of relevant documents.

Transaction Completion Facilitation

To date we have not engaged in facilitating the completion of transactions initiated between businesses through the Worldbid web sites. The Worldbid web sites have been a means for interested parties to make contacts and pursue negotiations between themselves. We are currently exploring the addition of a value added, fee based service in which we, or a contracted third party, would offer limited facilitation assistance to some transactions.

Screening of Notices

We screen all buy and sell notices posted on the Worldbid web sites. This ensures the notices are in the correct category and do not contain inappropriate content, and that our users receive email trade lead notices that are relevant to their businesses.


THE WORLDBID NETWORK OF WEB SITES

Overview

Our objective for the Worldbid web sites is to attract international businesses of all types and sizes and assist them to engage in business transactions. Some of these businesses may wish to conduct their on-line affairs in a local language or market and so might desire a regional web site. Other businesses may wish to focus on a specific industry, and so may desire an industry
specific web site.   To address this perceived demand, we have
created a network of Worldbid "sub-sites" that we refer to as the "Worldbid Network".

We have created two types of Worldbid sub-sites in order to establish the Worldbid Network: (i) regional sub-sites that pertain to specific geographic areas, such as our "WorldbidUK.com" web site; and (ii) industry sub-sites that pertain to specific industries, such as our "WorldbidBeauty.com" web site. To date, we have built Worldbid sub-sites for approximately 100 of the approximately 170 domain names that we currently own. Of these web sites, roughly 60 are regional sub-sites and 40 are industry sub-sites.

Sub-Site Strategic Alliance Agreements

We are attempting to expand and market the Worldbid Network through sub-site specific strategic alliance agreements with businesses involved in business to business electronic commerce. Our plan to develop sub-site strategic alliances is at the core of our strategy for growth and expansion. We have structured our sub-site strategic alliance program with the objective of significantly expanding our revenue opportunities while minimizing any additional direct subscription cost. We attempt to accomplish this goal by having our sub-site partners bear the burden of new customer acquisition and local market development.

We evaluate potential partners on the following important criteria:

*  Number of registered users
*  Number of paying users
*  Number and quality of trade leads
*  Homepage traffic
*  Company longevity, financing, and reputation
*  Talent and experience of personnel
*  Web-Site content

*  Advertising contacts, and
*  Business partnerships.

For a regional sub-site, the most basic criteria for being a suitable partner is presence in the relevant region, while for an industry sub-site, it is satisfactory industry credentials.

Under our sub-site strategic alliance agreements, our partner is primarily responsible for attracting and maintaining users for its sub-site, our belief being that the partner can do so with better results and more cost effectively than we can. We base this on our opinions that: (a) successfully marketing our services to a worldwide market is too expensive for us to undertake by ourselves; and (b) our customers will be best attracted and served by a partner which has contacts, language (where applicable), familiarity with trade customs, and other knowledge relevant to the particular sub-site.

Our sub-site strategic alliance agreements are structured to provide that Worldbid retains all ownership and control of the sub-site and its associated data and intellectual property, and is responsible for hosting, maintaining and enhancing the sub-site and its basic content. The partner is granted exclusive "partnering" rights to the sub-site, and agrees that, during the term of the agreement and for six months after it ends, it will not utilize any Worldbid competitors' trade leads in any other business it conducts.

The partner is responsible for marketing and promoting the sub-site, although we sometimes provide, in our discretion, some help for a particular project, such as a trade show or an advertising campaign. The partner is also responsible for customer service and providing some content relevant to the sub-site, and for increasing the sub-site's user base and selling subscriptions to users. Each party is responsible for its own costs.

In most cases, the strategic alliance is based on sharing sub-site revenue between the partner and Worldbid. We currently negotiate to require our partners to pay an upfront non-refundable deposit against future sub-site membership subscription sales.

The terms of the strategic alliance agreements are negotiated with each partner on a case by case basis. Accordingly, the specific terms of each agreement will vary. In addition, we may determine to significantly alter the structure of our strategic alliances
with future partners.   While we refer to the businesses with whom
we enter into strategic alliances as "partners", these businesses are not true legal partners and our sub-site strategic alliances are not structured or operated as legal partnerships.

Current Regional Worldbid Web Sites

Our business model for regional markets is predicated on partnering or affiliating with regionally located companies who are able to provide local market knowledge and sensitivity to local customs, laws, and economies. We have developed our regional web sites as a means of attracting international businesses that want to deal in a local country market or in a local language, rather than English. Accordingly, each regional Worldbid web site is planned to be built in the local language of the regional Worldbid web site in order to maximize use by the targeted local business market. To date, we have developed regional Worldbid web sites both by ourselves and with partners.

We have entered into sub-site strategic alliance arrangements for the development and marketing of each following international Worldbid web sites: (i) worldbidmalaysia.com; (ii) worldbidafrica.com; (iii) worldbidmiddleeast.com (comprising a number of middle east regional sites); (iv) worldbidcostarica.com;
(v) worldbiditaly.com; (vi) worldbidspain.com; (vii) worldbiduk.com; and (viii) worldbidargentina.com.

Our partnership arrangements for these Worldbid regional sub-sites are described as follows:

1.  We have entered into an arrangement with The Times Newspapers
Limited for the operation of and development of paying users for Worldbiduk.com. The Times Newspapers Limited is the owner of The Times newspaper, one of the most respected and influential newspapers in the world.

2. We have entered into an arrangement with Tradeworld.net for the operation and marketing of our WorldbidAfrica.com web site. TradeWorld.net (www.tradeworld.net) is jointly owned by prominent South African businesses Johnnic and Rainbow
Software International (RSI). This group has a 60-year history of connecting trading partners in Africa and comprises one of the continent's largest business-to-business trade companies. TradeWorld currently has 4,500 paying subscribers.

3. We have entered into an arrangement with International Business Trading Company ("IBT") for the operation and marketing of our WorlbidMiddleEast.com web site. IBT is a Kuwaiti based conglomerate business with partnerships with several multinational corporations. IBT has entered into a "super regional" partnership with us respecting the entire Arabian Middle-East and Iran, covering 15 sub-sites in three languages (English, Arabic, and Persian).

4. We have entered into an arrangement with Jais International for the operation and marketing of our WorlbidArgentina.com web site. Jais International has been facilitating national and international trade in Argentina since 1978. Jais International offers trade sourcing and quoting services for companies in Argentina and around the world.

5. We have entered into an arrangement with Grupo Pujo Internacional S.A. for the operation and marketing of our WorlbidCostaRica.com web site. Grupo Pujol Internacional S.A. (www.grupopujol.com) is a Costa Rican company founded in 1969 that has been representing manufacturers from North America, Europe and Asia for over 30 years.

6. We have entered into an arrangement with Stelnet SRL for the operation and marketing of our WorlbidItaly.com web site. StelNet SRL is a pioneer in the Italian B2B market offering information brokerage and has offered export promotion services since 1986. StelNet SRL currently has 50 regional offices located throughout Italy and is actively extending its network of Italian affiliates.

7. We have entered into an arrangement with Belton Canarias, S.L. for the operation and marketing of our WorlbidSpain.com web site. Belton Canarias owns and operates Canarias Negocios
(www.CanariasNegocios.com), a business Internet portal offering services to Spanish companies in international trade.

8. We have entered into an arrangement with Warp Asia Dot Com Sdn Bhd ("Warp Asia") for the operation and marketing of our WorlbidMalaysia.com web site. Warp Asia has close ties with Malaysian manufacturers and import-export trading companies and has agreed to encourage local small to medium size businesses to increase their visibility in international trade through the use of the WorldbidMalaysia.com website.

We are continuing to develop new regional sub-sites and are continuing to pursue strategic alliances for them. Usage of our regional sub-sites now accounts for approximately 10% of the total usage of the Worldbid web sites.

Worldbid Industry Sub-Sites

We have entered into an arrangement with BeautyTrades, Inc. for the operation and marketing of our Worlbidbeauty.com web site.
BeautyTrades was formed in May 2000 with the goal of developing supply chain solutions focusing on internet-based B2B for small-to-medium-sized enterprises.

Technical Features of Worldbid Network

Our regional sub-sites currently comprise user interfaces in 16 languages: English, Spanish, French, Simplified Chinese, Traditional Chinese, Japanese, Korean, German, Dutch, Italian, Portuguese, Romanian, Russian, Thai, Turkish, and Arabic. Our industry sub-sites' user interfaces are currently all in English. We have recently begun accepting trade leads posted in languages other than English, and are considering possibly providing translation services for trade leads in the future.

All Worldbid Network sites are hosted on our servers, located in our Victoria, British Columbia offices. All sites share the same front-end and back-end software, designed and developed in-house. Our software allows us to automatically spawn complete new sub-sites into the Worldbid Network, without requiring any additional software development. As well, the software features a proprietary database architecture which enables the sub-sites to be linked to our "parent site" (i.e., Worldbid.com), but remain independent. Linking the sub-sites to our parent site enables us to allow trade lead data from our parent site to be posted on sub-sites, and vice versa. The trade lead data can be filtered between sites based on defined parameters, such as region or industry.

Our software has been developed with the objective of enabling us to easily and independently adjust most aspects of the configuration of both the Worldbid Network and specific sites within it, facilitating our timely response to business demands and opportunities. Under the Worldbid Network's current configuration, the regional sub-sites have access to the parent site's entire database of trade leads, while the industry sub-sites have access only to those parent site trade leads which are contained in the corresponding parent site industry category. The trade leads posted on each sub-site are made available on the parent site, the regional sub-sites, and any applicable industry sub-site, and vice versa, the intent being that the sites may provide mutual benefit to each other.

REVENUES

We currently earn revenue by providing the following services through our Worldbid web sites:

1. sales of membership subscriptions to businesses using our Worldbid web site;

2.  sales of data gathered from our Worldbid web sites;

3. sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web site to businesses.

Membership Subscription Fees

Earlier in 2001, we commenced the process of changing the structure of the Worldbid web sites from a free service to a fee-paying subscription membership structure. We are currently selling membership subscriptions for the parent site for USD$699 per annum to new subscribers. The membership fee is payable in monthly, quarterly, or annual installments. The parent site currently offers a three-day free trial period to new registrants in order to attract new subscribers. We are also systematically contacting new members with the objective of converting them into paying members. The sub-sites vary in their membership subscription fees and free trial period lengths. We have determined at this time not to require our existing members to pay subscription membership fees. Accordingly, we will only earn subscription membership fees from new members and those existing members who agree to pay subscription membership fees. We may in the future determine to impose the payment of a subscription membership fee on our current members as a condition of their continued use of the Worldbid web sites.

For sub-sites, we currently negotiate to require our sub-site partners to pay an upfront non-refundable deposit against future sales of sub-site subscription memberships. These non-refundable advance payments against membership subscription sales are negotiated on a case-by-case basis. There is no assurance that we will be able to obtain these non-refundable advance payments.

Revenues from sales of membership subscriptions currently account for approximately 70% of our revenues.

Data Mining

We have entered into agreements to resell data generated from our Worldbid web sites, including compiled postal data, to interested third parties. This information includes information volunteered by our Worldbid members upon their registration to use our Web sites and postal records of our Worldbid members. We earn fees from sales of information according the nature of the information that we are able to provide. We earn higher fees for information volunteered by our members that we refer to as "opt-in" information. We earn lower fees for postal record information.

Under the terms of our data information services, we maintain full ownership of each database and full editorial control of any messages sent by our clients. We believe that data mining is cost-effective means of generating revenue as it requires very little resource allocation, and allows us to capture income from data collected as part of our ongoing business process.

Revenues from sales of data mining information currently accounts for approximately 20% of our revenues.

Advertising Revenues

We generate revenues from advertising on our Worldbid web sites and advertisements on the e-mail trade notifications that we transmit from our Worldbid web sites.

We market our advertising on the basis that the category structure of our Worldbid web sites allows advertisers to target businesses in the category of product, service or industry that the advertiser is attempting to reach. An example of category specific advertising would be a company selling products related to the chemical industry that would market directly to those users
registered in a chemical category of our Worldbid web sites.   We
believe that this ability to target businesses enables advertisers to conduct a very focused advertising campaign via our web sites. We believe that this ability to target advertising campaigns gives us a competitive advantage over competing Internet web sites and enables us to charge a higher advertising fee rate.

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

Advertisements on our Worldbid web sites consist of banner advertising and "featured" advertising. For "featured" advertisements, a company pays us to "feature" either their company or a selected product or service on our Worldbid web sites.

Revenues from sales of advertising currently accounts for less than 10% of our revenues. Accordingly, while we continue to plan to generate advertising revenues, we do not regard advertising revenues as a principal component of our future revenues.

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


MARKETING AND SALES STRATEGY

Referral Arrangements

One of the principal elements of our marketing and sales strategy is to offload the burden of customer acquisition by entering into strategic alliances and referral arrangements with world-class companies who will work with us to drive traffic to our web sites. We believe that entering into strategic alliances with partners with established business reputations and goodwill will enable us to increase our public exposure and enable us to achieve greater traffic on our Worldbid web sites. We believe that this marketing strategy will complement our efforts to brand and create traffic for our Worldbid web sites through our own advertising and marketing campaigns. The strategic alliances and referral arrangements will enable us to focus our resources on building our Worldbid web sites and increasing traffic, while minimizing the cost burden of new subscriber acquisition. The cost to us of this marketing strategy is that our strategic alliances are revenue sharing models. Under our strategic alliance arrangements, we share the revenue generated by the strategic alliance relationship, rather than retaining all revenues for our own purposes.

Our establishment of the Worldbid Network and the sub-site strategic alliances that we have entered into for the operation and the marketing of Worldbid sub-sites are key components of this marketing strategy. See above under The Worldbid Network of Web Sites. In addition, we have recently entered into several significant referral arrangements for the Worldbid web sites.

We have recently entered into the following referral arrangements:

1. We have entered into a referral agreement with Microsoft for user referrals from Microsoft's bcentral.ca web site. Under this strategic alliance agreement, Microsoft Canada's bcentral.ca web site's users have "click-through" access ("referrals") to WorldbidCanada.com. Under this agreement, we agreed to promote the presence of Microsoft Canada's bcentral.ca web site on our Worldbid.com home page, and to pay to Microsoft a referral fee based on our subscription fee revenues generated by referrals from the bcentral.ca web site.

2. We have entered into a referral agreement with Forbes.com Inc. for referrals from Forbes' forbes.com web site in order to promote our Worldbid marketplace. Under this agreement, we have agreed with Forbes.com to create a co-branded web page that Forbes.com will host on the forbes.com web site.
Forbes.com users will have click-through access from the co-branded web page to our Worldbid parent site. Forbes.com will have the right but no obligation to market this access. We have agreed to pay to Forbes.com a referral fee based on the subscription fee revenues that we generate as a result of referrals from the forbes.com web site.

3. We have entered into a referral agreement and sub-site strategic alliance agreement with the Times Newspapers Limited, the owner of The Times newspaper published in London, England. Under this agreement, we have agreed to create a customized co-branded section of The Times' web site that will incorporate the trade lead functionality of our main Worldbid.com web site. The co-branded section will allow users a three day free trial period, and encourage them to become paying subscribers of the WorldbidUK.com sub-site. The Times has agreed to market the co-branded section of The Times' web site, and to be our sub-site partner for WorldbidUK.com. We have agreed with The Times to share subscription revenue generated from the WorldbidUK.com web site and advertising revenue generated from the sale of advertising on the co-branded section of The Times' web site and the WorldbidUK.com web site.

Application Service Provider Arrangements

We are pursuing application service provider ("ASP") arrangements in order to market the trade leads that are generated from our Worldbid web sites. We are proposing to enter into application service provider arrangements based on the number and quality of trade leads available at the Worldbid web sites, combined with the functionality of our in-house developed trade lead software, which have allowed us to market ourselves as an application service provider for trade leads. Using an application service provider model, we offer other websites access to our trade leads, allowing the client website to present Worldbid's functionality and content within their own website design. The model can be customized for each client, so each client may choose what functionality and content it wishes. The trade lead portion of the client's site is updated and hosted by Worldbid. Under the application service provider model, revenue is generated from implementation fees, licensing fees and subscription fees, and Worldbid receives a portion of the fees paid by the client's members for access to trade leads. Worldbid is currently in discussions with several potential application service provider clients, but we have not yet entered into any agreements.

Online Marketing

We have found that online marketing through the use of highly targeted emails or banner advertisements has been quite affective in attracting new subscribers. We constantly review our success with each campaign and will continue to monitor our online marketing efforts in order to minimize our subscriber acquisition costs.

Search Engine Placement

We have found effective search engine placement to be one of the most cost effective methods of acquiring new subscribers to date. Approximately thirty percent of our registered users have come to Worldbid after conducting a search on a web site for trade leads and finding our service. We will continue to employ search engines as means for attracting new subscribers and are constantly working to improve our placement.

Public Relations and Media Exposure

As a public company, we endeavour to maintain an accurate and positive public profile. Worldbid has been named in numerous articles and citations published in newspapers, magazines and journals worldwide. We employ a dedicated in-house resource to monitor and manage our public image and we have also recently contracted with a third party to increase our media exposure.


EMPLOYEES

As of July 30, 2001, we had a total of twelve (12) employees, of which eleven (11) are full-time employees and one is a part-time employee. In addition, we have six (6) full-time equivalent contract personnel and seven (7) part-time contract personnel.

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

The operation of our computer network servers that host the Worldbid web site depends on operating system software, database software, and server software that has been developed, produced by and licensed from third parties. Software that we acquire from third parties is commercially available software, not software developed specifically for us.

Operations

We own the servers that host the Worldbid web sites. Our computer network servers are presently located at the operating offices of our Canadian subsidiary, Worldbid Canada Corporation, in Victoria, British Columbia. Our computer servers are connected to the Internet via a fiber-optic cable connection provided by AT&T Canada.

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

Security

We employ a full-time security engineer for our web site operations. Our web site is programmed with encryption technology and all of our Worldbid servers and workstations are behind firewalls. We have also implemented measures to reduce the number of unfriendly web spiders and robots that attempt to enter the web sites. These robots can artificially increase the load on a web server by a substantial amount, and can also steal data from a web site's database. In many web sites, these robots continue undetected; however we have recognized this potential problem, and we have significantly reduced the risk of such attacks through in-house software that is incorporated into our web site operations.


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

In connection with the services we provide, our "WORLDBID" trademark has been registered in Canada, approved for registration in the United States, and approved for publication (a step in the process of applying for registration) in the European Union. Registration of a trademark is not definitive of one's right to use the trademark in conjunction with one's services. One's rights would be subject to (i) applicable legislation; and (ii) statutory and common law rights which generally confer rights based, among other things, on having been the first to use the trademark, the distinctiveness of the trademark, and the potential confusion with other trademarks, whether registered or not.

We have applied to the United States Patent Office and the Canadian Patent Office for a patent of the customized trade facilitation system and associated custom advertising and notifications systems that we have developed and incorporated into the Worldbid web sites. There is no assurance that patent protection will be granted by either the United States Patent Office or the Canadian Patent Office.

We are the owner of the "www.worldbid.com" domain name. It is possible that our competitors or others will adopt Internet domain names or product or service names similar to "Worldbid", which could impede our ability to establish recognition and usage of the Worldbid web sites and create confusion among users and potential users of the Worldbid web sites.


RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities since the acquisition of the Worldbid web sites in February, 1999:

                                April 30, 1999             April 30, 2000
                                to April 30, 2000          to April 30, 2001
                                -----------------          -----------------
Research and Development
  Operating Expenditures:       $ 94,081                       $Nil

Development Expenditures
  Capitalized as Assets:        $158,355                       $86,349

Total Research and
  Development Expenditures:     $252,436                       $86,349


Research and development activities have consisted of the development of the Worldbid web sites and programming and software developments associated with the Worldbid web sites.


COMPETITION

We currently or potentially compete with a variety of other companies involved in facilitating business transactions via the Internet. These competitors include: (i) direct competing Internet web sites involved in facilitating business to business transactions, including VerticalNet.Com, Inc., Tradecompass.com and Alibaba.com; (ii) competing Internet web sites focused on specific industries, including Petroleumplace.com and Ventro Corporation;
(iii) traditional business to business competitors that are attempting to expand their existing businesses to electronic commerce; and (iv) traditional business to business advertising and commerce competitors, including trade magazines and trade associations. The presence of existing or future competition may impair our ability to charge subscription membership fees and other fees that we may charge for services offered via our Worldbid web sites.

Our business plan anticipates that revenue will be earned from sales of subscription memberships. We face competition for subscription revenue from a broad spectrum of trade lead and business-to-business sites including ones who offer their services for free. There is no assurance that Worldbid will be successful in competing with these companies. The presence of existing or future competition may impair our ability to earn revenue from subscription fees.

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

Increased competition may result in the reduction in potential advertising and subscription membership fees, the reduction of usage of the Worldbid web sites and our inability to generate business acceptance of the Worldbid web sites. Each of these factors would likely result in increased operating costs and our inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, such competitors may be able to attract potential users away from the Worldbid web sites, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their web sites than we can.


GOVERNMENT REGULATION

Our experience is that users from multiple state and international jurisdictions use the Worldbid web sites. While we currently do not directly participate in any transaction completed between businesses using the Worldbid web site, we may begin doing so, and we do currently transmit e-mails to users across international and state boundaries. There is a risk that these activities may be the subject of government regulation in the future or that governments will interpret their laws as having jurisdiction over our business. Applicability of these laws may mean that we are prohibited from, or have to incur increased expense in, carrying out these activities where the users are in certain states or countries.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations respecting the Internet generally may be adopted or amended, affecting issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase the Company's cost of doing business or otherwise have a harmful effect on our business.

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

RISK FACTORS

An investment in our securities is highly speculative and subject to a high degree of risk. Only those persons who can bear the risk of the entire loss of their investment should participate. An investor should carefully consider the risks described below and the other information in this document and any filings we may make with the United States Securities and Exchange Commission (the "SEC") in the future before investing in the our common stock. The risks described below are not the only ones faced. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed and the investor may lose all of its investment.

If We Do Not Obtain Additional Financing, Our Business Will Fail

Our current revenues are not sufficient to pay for our current operating expenses and our cash reserves are minimal. Accordingly, we will require additional financing in order to complete our business plan of operations. We have financed our business operations to date from sales of equity securities and loans advanced by shareholders, including Logan Anderson, one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations. We may not be able to continue operations if additional financing is not obtained.

As We Have Not Established Significant Revenues, Our Business May
Fail

We acquired our current business and our worldbid.com web site in February 1999 and we did not commence earning revenues until August, 1999. Our revenues for the years ended April 30, 2000 and April 30, 2001 totaled only $90,577 and $84,794 respectively. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must successfully implement our business plan and marketing strategies in order for us to earn significant revenues. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. If we do not generate additional revenues from our business as planned, then our financial condition and operating results will suffer.

If We Do Not Succeed In Selling Subscription Fees To Users Of Our
Worldbid Web Sites, Then We May Not Be Able To Achieve Our
Projected Revenues And Our Business May Fail

Our business and marketing strategy contemplates that we will earn the majority of our revenues from subscription fees sold to registered users of our Worldbid web sites. There is no assurance that we will be able to generate revenues from subscription fees or that the revenues generated will exceed our operating costs. Businesses using our Worldbid web sites may not accept paying subscription fees for access to the Worldbid web sites and may determine not to use our Worldbid web sites rather than pay a subscription fee. Businesses may not be prepared to pay a fee in order to post requests for tenders or offers for sales on the Web Site or to receive e-mails of requests for tenders. If businesses are not prepared to pay a fee for the use of Worldbid web sites, then our business may fail.

If Our Strategic Relationships For Our Worldbid Web Sites Do Not
Provide The Benefits We Expect, Then We May Not Realize Significant Revenues From These Relationships

We have entered into strategic relationships for the marketing of our Worldbid web sites. These include our referral agreements and our sub-site strategic alliance agreements. We anticipate the benefits from the strategic relationships will be increased usage of our Worldbid web sites, additional exposure of our brand name and subsequent increases in sales of membership subscriptions and advertising. We believe that these relationships are critical to our success because they offer us the possibility of generating additional revenues for each of our revenue streams and increasing our public recognition. However, there is no assurance that these strategic relationships will generate further revenues. Apart from one of our sub-site alliances, none of these strategic relationships guarantee us revenue. We are relying on these strategic relationships as a means for marketing of our Worldbid web sites.

If Our Strategic Alliance Agreements For Our Regional And Industry Specific Sub-Sites Do Not Attract New Users To Our Web Sites, Then We Will Not Realize Significant Revenues From These Strategic
Alliances

We have entered into strategic alliance agreements with our partners for the operation of our regional and industry specific sub-sites. We are relying on these partners to market our Worldbid sub-sites and to attract business in the particular region or industry that the sub-site is focused on. There is no assurance that our partners will be successful in attracting new businesses to the Worldbid web sites or creating public recognition of our Worldbid web sites in the target market. The failure of our partners to attract new businesses and create public recognition in any target market will mean that we may not create revenues from the sub-site that exceed our costs of development and operation of the sub-site, with the result that our business and financial condition will be harmed.

If We Do Not Succeed In Generating Public Recognition Of The
Worldbid Web Sites, Then We May Not Be Able To Attract A Sufficient Number of Users to The Worldbid Web Sites In Order For Us To
Achieve Profitability

We believe that the successful marketing, development and promotion of the Worldbid web sites is critical to our success in attracting businesses and advertisers. Furthermore, we believe that the importance of customer awareness will increase as low barriers to entry encourage the proliferation of web sites targeting the business to business market. If our marketing and promotion efforts are not successful in developing strong public recognition of the Worldbid web sites, then we may not be able to achieve revenues and our business may fail.

As Our Operating Results Are Difficult To Predict, An Investment In Our Common Stock Is Very Risky

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

A.  our ability to increase usage of the Worldbid Web Sites;

B. our ability to generate revenue through the sale of membership subscriptions for the Worldbid Web Sites;

C. our ability to sell advertising on the Worldbid web sites and the timing, cost and availability of advertising on web sites comparable to ours and over other media;

D. The success of our strategic alliances in generating revenues for our Worldbid Web Sites;

E.  The amount and timing of costs relating to expansion of our operations;

F. The announcement or introduction of competing web sites and products of competitors; and

G. The general economic conditions and economic conditions specific to the Internet and electronic commerce.

These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

If We Never Generate Operating Profit, Then Our Business Will Fail

As of April 30, 2001, our accumulated deficit was $ 4,334,934. We sustained a $3,186,276 net loss for the year ended April 30, 2001. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our president, Mr. Roy Berelowitz, our chief operating officer, Mr. Paul Wagorn, and our chief executive officer Logan Anderson. The loss of the services of any of these gentlemen or any other key management, sales or technical personnel could have an adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may not be able to attract the staff we need within our budget.

If The Computer Systems That We Depend On For The Operation Of The Worldbid Web Sites Fail, Then We May Lose Revenues

Substantially all of our communications hardware and computer hardware is located at a leased facility in Victoria, British Columbia, Canada. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate for all losses that may occur. If our computer systems are rendered inoperable by any of these factors, then we may not be able to operate our Worldbid web sites until the problem with our computer systems is cured. We may lose users and potential revenue if we are unable to operate our Worldbid web sites for any extended period or if we have successive periods of inoperability.

We May Be Unable To Protect Our Intellectual Property

Our performance and ability to compete are dependent to a significant degree on our ability to protect and enforce our intellectual property rights, which include the following:

A. the proprietary technology that is incorporated into our Worldbid web sites;
B.  our trade names; and
C. our Internet domain names, the vast majority of which relate to our Worldbid brand.

We may not be able to protect our proprietary rights, and our inability or failure to do so could result in loss of competitive and commercial advantages that we hold. Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money. We cannot assure success in any such litigation that we might undertake.

If The E-Commerce Market Does Not Continue To Develop And Grow,
Then Our Business Model May Not Achieve Commercial Acceptance And
Our Business May Fail

Business-to-business e-commerce is a new and emerging business practice that remains largely untested in the marketplace and depends on the increased acceptance and use of the Internet as a medium of commerce. If e-commerce does not grow or grows more slowly than expected, we anticipate that fewer businesses will be prepared to pay to use our Worldbid web sites. Our long-term success depends on widespread market acceptance of e-commerce.

A number of factors could prevent such acceptance, including the following:

A. buyers and sellers may be unwilling to shift their purchasing from traditional forums to online forums;

B. the necessary network infrastructure for substantial growth in usage of the Internet in international markets may not be adequately developed;

C. buyers and sellers may be unwilling to use online forums due to security and confidentiality concerns;

D. increased government regulation or taxation may adversely affect the viability of e-commerce;

E. online e-commerce generally lacks the human contact that offline transactions offer; and

F. lack of availability of cost-effective, high-speed Internet service in international markets.

The Trading Price Of Our Common Stock May Be Volatile, With The
Result That An Investor May Not Be Able To Sell Any Shares Acquired At A Price Equal To Or Greater Than The Price Paid By The Investor

Our common shares are traded on the NASD OTC Bulletin Board under the symbol "WBID". Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations.
Our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, the trading volume of our shares on the NASD OTC Bulletin Board has been limited to date. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

ITEM 2.  Description of Property

Our corporate headquarters are located at Suite 201, 810 Peace
Portal Drive, Blaine, Washington 98230, where our principal executive functions are carried out. We sub-lease approximately 750 square feet for a term expiring January 30, 2002.

The business operations of our operating subsidiary, Worldbid Canada Corporation, are conducted from leased premises in Victoria, British Columbia, Canada. Worldbid Canada Corporation leases approximately 5,000 square feet of office space at Suite 1100, 1175 Douglas Street, Victoria, British Columbia, for a term expiring July 31, 2003. Our Worldbid web site operations and development activities are carried from these premises.

We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.  Legal Proceedings

We and our operating subsidiary, Worldbid Canada Corporation, have been named as defendants in an action commenced by the Bank of Montreal in the Supreme Court of British Columbia in June, 2001 against ourselves, Worldbid Canada Corporation and Mr. Howard Thomson, our treasurer and chief financial officer and one of our directors. The action relates to funds that the Bank of Montreal alleges were misappropriated by Ms. Paulette Thomson, the sister of Howard Thomson, in her capacity as financial service manager of one of the branches of the Bank of Montreal. The Bank of Montreal has claimed for the return of any portion of the misappropriated funds that were received by Howard Thomson and Worldbid based on a claim of unjust enrichment, or in the alternative, a constructive trust. Included in the amount claimed is an amount of $26,000 used by Howard Thomson to purchase shares and share purchase warrants of Worldbid Corporation on April 17, 2001. We have filed a statement of defence denying any liability on the basis that no funds were received by the Company that were misappropriated by Ms. Thomson. If we did receive any misappropriated funds, these funds were received from Mr. Howard Thomson in consideration for the issuance by Worldbid of shares and share purchase warrants without knowledge of any misappropriation of funds or other improprieties by Ms. Paulette Thomson. We have denied any unjust enrichment or the existence of any constructive trust. We have counterclaimed against the Bank of Montreal on the basis that the claims against Worldbid are an abuse of process.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending April 30, 2001.

                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol WBID. The first day on which the Company's shares were traded under the stock symbol WBID was July 6, 2000. The high and the low trades for our shares for each quarter of actual trading were:

Quarter                      High          Low
-------                      ----          ---

3rd Quarter 2000             $4.00         $1.125
4th Quarter 2000             $2.0625       $0.375
1st Quarter 2001             $0.7031       $0.1875
2nd Quarter 2001             $0.45         $0.25
3rd Quarter 2001 (to date)   $0.32         $0.17

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of July 5, 2001, there were ninety-two (92) registered shareholders of our common stock.

Dividends

We issued a stock dividend to our shareholders of record on June 26, 2000. Each shareholder of record was issued an additional one share of our common stock for each share held prior to the record date. Our common stock was approved for trading on a post-split basis effective as of June 27, 2000. As a result of this stock dividend, the issued and outstanding shares of our common stock increased from 7,250,000 shares to 14,500,000 shares as of June 26, 2000.

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A) we would not be able to pay our debts as they become due in the usual course of business; or

(B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

We issued a stock dividend to our shareholders of record on June 26, 2000. Each shareholder of record was issued an additional one share of our common stock for each share held prior to the record date. In addition, outstanding stock options and share purchase warrants were adjusted to reflect the stock dividend in accordance with anti-dilution provisions governing these stock options and share purchase warrants. We did not receive any proceeds from the issue of these shares of our common stock to our shareholders. The following numbers for recent sales of unregistered securities have been adjusted to reflect this stock dividend.

We completed the issuance of 6,000,000 common shares to Global Internet Holdings at a deemed price of $0.005 per share pursuant to the acquisition agreement for the Worldbid web site dated February 2, 1999. These shares were issued to Global Internet Holdings pursuant to Section 4(2) of the 1933 Act. Global Internet Holdings is the registered and beneficial owner or more than 10% of our issued and outstanding common stock. The 6,000,000 shares of common stock were issued to Global Internet Holdings as "restricted" shares, as defined in the 1933 Act. Global Internet Holdings is a private company controlled by Mr. Scott Wurtele, our former chief executive officer and a former director.

We completed an offering of 4,000,000 shares of our common stock to nine (9) purchasers at a price of $0.005 per share on February 15, 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to our officers and directors. We received total proceeds of $20,000 from this offering. No commissions or fees were paid in connection with the offering. Mr. Logan Anderson, a director, purchased 900,000 shares of our common stock pursuant to this offering. Mr. Howard Thomson, a director and our treasurer, purchased 100,000 shares of our common stock pursuant to this offering.

We completed an offering of 1,400,000 shares of our common stock to twenty-one (21) purchasers at a price of $0.10 per share on February 17, 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to our officers and directors. We received total proceeds of $140,000 from this offering. No commissions or fees were paid in connection with the offering.

We completed an offering of 600,000 common shares to twelve (12) purchasers at a price of $0.50 per share on March 31, 1999 pursuant to Rule 504 of Regulation D of the Act. The offering was completed to persons known to our officers and directors. We received total proceeds of $300,000 from this offering. No commissions or fees were paid in connection with the offering. Mr. Howard Thomson, a director and our treasurer, purchased 10,000 shares of our common stock pursuant to this offering.

We completed the sale of 2,500,000 units during the period from January 2000 to June 2000 at a price of $0.625 per unit. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one share our common stock at a price of $0.75 per share during the first year following the closing and at a price of $0.875 during the second year following the closing. A total of 2,500,000 shares and 2,500,000 share purchase warrants were issued. We raised total proceeds of $1,562,500 from this offering. No commissions or fees were paid in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of the Act to persons who are "accredited investors", as defined in Rule 501 of Regulation D.

We issued 50,000 shares of our common stock to Travis Morgan
Securities on August 17, 2000. These shares were issued pursuant to
Section 4(2) of the Act in consideration of the provision of financial services.

We completed the sale of 500,000 units on November 6, 2000 at a price of $1.00 per unit for proceeds of $500,000. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share our common stock at a price of $1.50 per share during the first year following the closing, at a price of $2.50 per share during the second year following closing and at a price of $3.50 per share during the third following the closing. A total of 500,000 shares and 500,000 share purchase warrants were issued. The purchaser was one European investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Regulation S of the Act.

We issued 50,000 shares of our common stock and 100,000 share purchase warrants to Schneider Securities on November 6, 2000. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $1.00 per share for a period commencing on January 12, 2002 and expiring on January 12, 2004. These shares and share purchase warrants were issued pursuant to
Section 4(2) of the Act in consideration of the provision of financial services.

We issued 200,000 shares of our common stock and 450,000 share purchase warrants to Hampton-Porter on December 7, 2000. The share purchase warrants entitled the holder to purchase for a three year term: (i) 150,000 shares of our common stock at a price of $1.50 per share; (ii) 150,000 shares of our common stock at a price of $2.50 per share; and (iii) 150,000 shares of our common stock at a price of $3.50 per share. These shares and share purchase warrants were issued pursuant to Section 4(2) of the Act in consideration of the provision of financial services. These shares and share purchase warrants have subsequently been returned to us by Hampton Porter for cancellation by agreement subsequent to April 30, 2001.

We completed the sale of 500,000 units on December 29, 2000 at a price of $0.40 per unit for proceeds of $200,000. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.55 per share during the first year following the closing and at a price of $0.75 per share during the second year following the closing.
A total of 500,000 shares and 250,000 share purchase warrants were issued. The purchaser was one European investor. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Regulation S of the Act.

We issued a total of 702,955 shares of common stock in consideration of the acquisition of all of the issued and outstanding shares of capital stock of RequestAmerica.com, Inc. on February 26, 2001. All shares were issued to the shareholders of RequestAmerica in proportion to the number of shares of RequestAmerica held by each shareholder. The shares were issued pursuant to Rule 506 of Regulation D of the Act. We have agreed to issue an additional 750,000 shares of its common stock to the shareholders of RequestAmerica as an earn out payment: (i) on or prior to the second anniversary of the date of our agreement for the acquisition of RequestAmerica, subject to the satisfaction of certain earn out financial performance criteria; or (ii) in the event of a shareholder approved change of control of Worldbid in which a third-party obtains 75% of Worldbid or upon the sale or transfer of all or substantially all of the assets of Worldbid.
In addition, we agreed to issue options to purchase 47,045 shares of our common stock to the holders of options to purchase shares of RequestAmerica stock in consideration of the cancellation of the RequestAmerica options.

We completed the sale of 380,000 units on March 14, 2001 at a price of $0.25 per unit for total proceeds of $95,000. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.35 per share during the first year following the closing and at a price of $0.45 per share during the second year following the closing. A total of 380,000 shares and 190,000 share purchase warrants were issued. The purchasers were non-U.S. persons. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

We completed the sale of 4,588,000 units on April 17, 2001 at a price of $0.20 per unit in consideration for the repayment of $917,600 of debt. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. A total of 4,588,000 shares and 2,294,000 share purchase warrants were issued. The purchasers were non-U.S. persons who were creditors of Worldbid. One of the purchasers was Mr. Logan Anderson, our chief executive officer, one of our directors and our president at the time of the issuance. Mr. Anderson was issued 500,000 shares of our common stock and 250,000 share purchase warrants in consideration for the cancellation of $100,000 of debt owed by us to Mr. Anderson. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

We completed the sale of 130,000 units on April 17, 2001 at a price of $0.20 per unit for $26,000. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant.
Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. A total of 130,000 shares and 65,000 share purchase warrants were issued. The purchaser was Howard Thomson, one of our directors, our chief financial officer, and our treasurer. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Section 4(2) of the Act.

We completed the sale of 2,000,000 units on May 10, 2001 at a price of $0.20 per unit. We have received proceeds of $400,000 from the sale of these units. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. A total of 2,000,000 shares and 1,000,000 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

We completed the sale of 600,000 units on June 8, 2001 at a price of $0.20 per unit for total proceeds of $120,000. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. A total of 600,000 shares and 300,000 share purchase warrants were issued. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Overview

We currently earn revenue from the following sources:

1. sales of membership subscriptions to businesses using our Worldbid web site;

2.  sales of data gathered from our Worldbid web sites;

3. sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web site to businesses.

We began generating advertising revenues in August 1999. We have only recently begun to charge membership subscription fees for our Worldbid web sites. We are presently repositioning our revenue model from one that earns revenues from advertising on e-mail notifications to a revenue model based on charging fees to businesses for membership subscriptions to the Worldbid web site. As we undertake this repositioning strategy, we anticipate that future revenues from advertising will become a smaller proportion of overall revenues if we are successful in our business plan. We believe that the on-line advertising sector will face an increasingly difficult business climate, and there can be no assurance that we will earn revenues from advertising at levels consistent with past fiscal periods. We believe that our Worldbid web sites now offer sufficient value to businesses to justify charging a fee to businesses that chose to become members of our Worldbid web sites. However, there is no assurance that our fee-based subscription revenue model will be commercially successful.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

Revenues

We had revenues of $84,794 for the year ended April 30, 2001, compared to $90,577 for the year ended April 30, 2000. Our revenues consisted primarily of revenues from advertising on the e-mail trade notifications and from membership subscriptions. The decrease in earnings was primarily due to the decline in advertising rates in 2000. The decline in advertising revenues was partially offset by the increase subscription revenues. We anticipate that revenue from membership subscriptions will increase if we are successful in convincing users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements on e-mail trade notifications will remain constant or will decline.

Operating Expenses

Our operating expenses were $3,236,266 for the year ended April 30, 2001, compared to operating expenses of $1,195,217 for the period ended April 30, 2000. Our increased operating expenses were the result of the expansion of our business operations during the year.

During the year ended April 30, 2001, we experienced substantial increases in selling costs. The increased selling costs were incurred with the objective of increasing usage of the Worldbid web sites. Selling expenses were $1,151,080, or 35.6% of total expenses for the year ended April 30, 2001, compared to $562,335 or 47.1% of total expenses for the year ended April 30, 2000. We expect selling expenses to increase as we plan to expand into new international and vertical markets, and plan to implement marketing programs to promote Worldbid and our subscription fee based services. We expect to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and anticipate that selling and marketing expenditures related to our primary site may decline as a percentage of the our marketing budget.

Our general and administrative expenses increased to $1,854,045 for the year ended April 30, 2001, compared to $564,375 for the year ended April 30, 2000. The increase in our general and administrative expenses was associated with the growth of our business and was primarily attributable to: (i) increased compensation expenses related to hiring new officers and employees;
(ii) increased professional fees related to complying with the our Securities and Exchange Commission reporting obligations, our acquisition of RequestAmerica.com, and financing activities; (iii) increased office expenses; and (iv) increased expenses associated with managing and developing the Worldbid web sites. We expect that our general and administration expenses will increase substantially as we implement our expansion strategy in accordance with our business plan.

Net Loss

We recorded a net loss of $3,186,276 for the year ended April 30, 2001, compared to a net loss of $1,104,640 for the year ended April 30, 2000. This loss reflects the Company's increased selling and operating expenses during the periods ended April 30, 2001, compared to the year ended April 30, 2000.

We anticipate that losses will increase as operating expenses increase as we carry out our business strategy and plan of operations. We anticipate operating expenses will increase due to the following:

1. we plan a substantial marketing and sales program over the next twelve months in order to increase our paid registered user base and to develop and promote its regional and vertical partner sites;

2. we anticipate incurring increased expenses associated with anticipated increased usage of the Worldbid web sites and expansion of our business;

3. we anticipate incurring increased expenses associated with developing programs and software systems required to handle a larger membership base and increased outgoing e-mail traffic; and

4. we anticipate incurring additional expenses associated with completing and managing our plan of operation and expansion efforts.


2000 COMPARED TO 1999

Revenues

We earned revenues of $90,577 for the year ended April 30, 2000.
Our revenues consisted primarily of revenues from advertising on the e-mail trade notifications. Revenues from advertising commenced in August 1999.

Operating Expenses

Our operating expenses were $1,195,217 for the year ended April 30, 2000, compared to operating expenses of $71,572 for the period ended April 30, 1999. Our increased operating expenses were the result of the expansion of our business operations during the year. Significant expenses included the hiring of new employees, the establishment of our operating office in Victoria, British Columbia and the increased cost of managing and developing the Worldbid web sites. The increase in operating expenses compared to the period ended April 30, 1999 reflected that fact that the operating expenses for the period ended April 30, 1999 contained only three months of active operations.

Net Loss

We recorded a net loss of $1,104,640 for the year ended April 30, 2000, compared to a net loss of $71,572 for the period ending April 30, 1999. This loss reflected our increased operating expenses during the year and the fact that we did not achieve material revenues during the year. The increase in loss compared to the loss for the period ended April 30, 1999 also reflected the fact that the period ended April 30, 1999 contained only three months of active operations.


LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $45,217 as at April 30, 2001. We had cash on hand of approximately $36,727 as at June 30, 2001. We had a working capital deficit of $766,524 at April 30, 2001.

We were dependent on sales of our equity securities and loans from certain of our shareholders during the year ended April 30, 2001 to finance our business operations. We realized the following proceeds from sales of equity securities completed during the year ended April 30, 2001:

A. $650,000 from the sale of 1,040,000 shares and 1,040,000 share purchase warrants during June, 2000;

B. $500,000 from the sale of 500,000 shares and 500,000 share purchase warrants on November 6, 2000;

C. $200,000 from the sale of 500,000 shares and 500,000 share purchase warrants on December 29, 2000;

D. $95,000 from the sale of 380,000 shares and 190,000 share purchase warrants on March 14, 2001;

E. $943,600 in debt reduction from the sale of 4,718,000 shares and 2,359,000 share purchase warrants on April 17, 2001.

Since April 30, 2001, we have realized the following proceeds from sales of equity securities:

A. $400,000 from the sale of 2,000,000 shares and 1,000,000 share purchase warrants on May 10, 2001; and

B. $120,000 from the sale of 600,000 shares and 300,000 share purchase warrants on June 8, 2001.

See Market for Common Equity and Related Matters - Recent Sales of Securities for further detail regarding the issuances of these securities.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. Logan Anderson advanced a total of $255,600 to us during our year ended April 30, 2001. Mr. Anderson has advanced an
additional $7,500 since April 30, 2001.   Mr. Harold Moll advanced
a total of $796,850 to us during our year ended April 30, 2001.
Mr. Moll has advanced an additional $27,500 since April 30, 2001. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations.

Our monthly marketing and operating expenses are approximately $149,000 per month. Our current cash reserves are only sufficient to enable us to operate for an additional one month, assuming that our revenues remain constant. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or through loans from our shareholders. We are presently in the process of negotiating private placements of securities to raise working capital to finance its operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce its marketing and sales efforts and may implement additional actions to reduce expenditures, including reducing staff, reducing the level of services, selling assets, disposing of business units or suspending our operations.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include, but are not limited to:

A. our ability to implement subscription fees for the Worldbid web sites without significantly reducing the number of users of the Worldbid web sites, the number of trade leads and the number of e-mail trade notifications;

B. the success of our strategic alliances and referral agreements for the marketing of our Worldbid web sites;

C. our ability to raise additional capital necessary to implement our business strategy and plan of operation;

D. our ability to compete with existing and new business-to-business electronic commerce web sites; and

E. the success of any marketing and promotional campaign which we conduct for the Worldbid web sites.

Restatement

Our balance sheet as at April 30, 2000 has been restated to reflect an adjustment of $79,750 which had been erroneously included in paid-up capital rather than shareholder loans. No other adjustments were necessary for this restatement.

ACQUISITIONS

We acquired RequestAmerica.com, Inc. on February 26, 2001 pursuant to an agreement and plan of merger dated as of February 2, 2001. RequestAmerica was a privately held California corporation prior to the merger. On completion of the merger, RequestAmerica became a wholly owned subsidiary of Worldbid.

We issued a total of 702,955 shares of common stock in consideration of all of the acquisition of the issued and outstanding shares of capital stock of RequestAmerica, Inc. All shares were issued to the shareholders of RequestAmerica in proportion to the number of shares of RequestAmerica held by each shareholder. The shares were issued pursuant to Rule 506 of Regulation D of the Act. We assumed all of the outstanding options of RequestAmerica under the RequestAmerica 2000 stock option plan. In total, we issued options to purchase 47,045 shares of our common stock to the shareholders of RequestAmerica upon completion of the merger.

We have also agreed to issue an additional 750,000 shares of our common stock to the former shareholders of RequestAmerica as an earn out payment: (i) on or prior to the second anniversary of the date of the agreement, subject to the satisfaction of certain earn out financial performance criteria; or (ii) in the event of a shareholder approved change of control in Worldbid in which a third-party obtains 75% of Worldbid or upon the sale or transfer of all or substantially all of the assets of Worldbid.

NEW ACCOUNTING PRONOUNCEMENTS

In 1999, the SEC issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of 2000. We adopted Staff Accounting Bulletin No. 101 in the fourth quarter of 2000 with no material impact on our financial statements.

The Financial Accounting Standards Board has approved new standards related to accounting for business combinations, goodwill and other intangibles. These new standards will be effective for business combinations occurring after June 20, 2001, subject to certain limited exceptions. In part, the new standards will require that reporting entities with previously recorded goodwill cease amortizing goodwill effective as of January 31, 2002. Instead, the carrying value of goodwill will be subject to a regular test for impairment. Amortization expense on goodwill and other intangibles recognized to April 30, 2001 is set out in the consolidated statements of comprehensive loss and in note 3 to the financial statements.

ITEM 7.  Financial Statements

                       WORLDBID CORPORATION
                         AND SUBSIDIARIES

               Consolidated Financial Statements

            Years ended April 30, 2001 and 2000 and
  period from incorporation on August 10, 1998 to April 30, 1999


                        Table of Contents



Independent Auditors' Reports                                         40

Consolidated Balance Sheet                                            43

Consolidated Statements of Operations and Comprehensive Loss          45

Consolidated Statements of Stockholders' Deficit                      46

Consolidated Statements of Cash Flows                                 48

Notes to Consolidated Financial Statements                            50

Schedule of Consolidated Selling, General and Administrative          61
Expenses

KPMG

KPMG LLP
Chartered Accountants
St. Andrew's Square II                         Telephone (250) 480-3500
800 - 730 View Street                          Telefax (250) 480-3539
Victoria BC V8W 3Y7                            www.kpmg.ca



                 Independent Auditors' Report


The Board of Directors
Worldbid Corporation

We have audited the accompanying consolidated balance sheet of Worldbid Corporation and subsidiaries as of April 30, 2001 and the related consolidated statement of operations and comprehensive loss and stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Worldbid Corporation as at April 30, 2000 and 1999 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated June 26, 2000.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worldbid Corporation and subsidiaries as of April 30, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming Worldbid Corporation will continue as a going concern.

As discussed in note 1(b) to the financial statements, the Company's has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management plans as to this matter are discussed in note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
Chartered Accountants

Victoria, Canada
August 9, 2001

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

The balance sheet at April 30, 2000 has been restated to reflect an adjustment of $79,750, which had been erroneously included in paid in capital rather than shareholders loans. No further adjustments were necessary for this restatement.

/s/ Sarna & Company

Sarna & Company
Westlake Village, California
June 26, 2000
August 14, 2001

                      WORLDBID CORPORATION

                        AND SUBSIDIARIES


                  Consolidated Balance Sheets
                            (in US $)

                    April 30, 2001 and 2000

                      Assets                    2001          2000
                                             ----------    -----------
                                                          (as restated)

Current
assets:
  Cash and cash equivalents                  $   45,217    $    86,911
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $4,254 in 2001 and $nil in 2000           14,668         39,772
  Receivables, other                             41,378              -
  Prepaid expenses                               21,916              -
                                             ----------    -----------
    Total current assets                        123,179        126,683

Equipment and leasehold improvements (note 2)   293,660        264,487

Intangible assets, less accumulated
  amortization (note 3)                         207,200          9,865
                                             ----------    -----------
     Total assets                            $  624,039    $   401,035
                                             ==========    ===========

Liabilities and Stockholders' Deficit

Current liabilities:

  Note payable  (note 5)                     $  100,000    $         -
  Accounts payable and accrued expenses         566,253         92,497
  Shareholder loans (notes 6 and 13)            223,450
                                                                79,750
                                             ----------    -----------
     Total current liabilities,
       being total liabilities                  889,703        172,247

Stockholders' deficit: (notes 7, 8, 9 and 13)
  Authorized:
    100,000,000 Common shares, par value $0.001
      1,000,000 Preference shares,
        par value $0.0001

Issued:

  21,600,953 (2000 - 6,730,000) Common           21,601          6,730
  None (2000 - none) Preference shares

Additional paid-in capital:
  As previously stated                        4,082,473      1,478,020

Prior period adjustment (note 13)                     -        (79,750)
                                             ----------    -----------
Total paid in capital                         4,082,473      1,398,270

Deficit                                      (4,334,934)    (1,176,212)

Accumulated other comprehensive loss
  (note 1(n))                                   (34,804)             -

Total stockholders' equity (deficit)           (265,664)       228,788

Commitments and contingencies (note 11)
                                             ----------    -----------
     Total liabilities and
       stockholders' deficit                 $  624,039    $   401,035
                                             ==========    ===========

See accompanying notes to consolidated
  financial statements

                           WORLDBID CORPORATION
                             AND SUBSIDIARIES


                Consolidated Statements of Operations and
                          Comprehensive Loss
                                (in US $)

  Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

                                      2001          2000          1999
                                   ----------    ----------    ----------
Revenues:
  Advertising                      $   70,502    $   87,729    $        -
  Other                                14,292         2,848             -
                                   ----------    ----------    ----------
                                       84,794        90,577             -
Expenses:
  Selling, general and
    administrative expenses
    (note 14)                       3,005,125     1,126,710        71,572
  Interest expense                     94,087         1,289             -
  Depreciation and amortization       137,054        67,218             -
                                   ----------    ----------    ----------
     Total expenses                 3,236,266     1,195,217        71,572
                                   ----------    ----------    ----------
     Net loss                       3,151,472     1,104,640        71,572

  Other comprehensive loss:
    foreign currency translation
    adjustment                         34,804             -             -
                                   ----------    ----------    ----------
  Comprehensive loss (note 1(n))   $3,186,276    $1,104,640    $   71,572
                                   ==========    ==========    ==========
                                   ----------    ----------    ----------
Loss per share - basic and diluted $     0.23    $     0.18    $     0.01
                                   ==========    ==========    ==========
Weighted average number of common
  shares outstanding - basic and
  diluted (note 1(l))              13,797,446     6,020,000     5,025,000
                                   ==========    ==========    ==========

See accompanying notes to consolidated
financial statements.

                            WORLDBID CORPORATION

                              AND SUBSIDIARIES


             Consolidated Statements of Stockholders' Deficit
                                  (in US $)


                Years ended December 31, 2001 and 2000 and

      period from incorporation on August 10, 1998 to April 30, 1999



                                                        Accumu-
                                                        lated
                                  Addit-                other      Total
                                  ional     Accumu-     compre-    stock-
                 Common  stock    paid-in   lated       hensive    holders'
                 Shares  Amount   capital   deficit     loss       deficit
             ---------- -------- ---------- ----------- --------- ---------
Balances at
  inception,
  August 10,
  1998                - $      - $       - $       -  $      -  $        -

Net loss              -        -         -   (71,572)        -     (71,572)

Common shares
  issued for
  cash        3,000,000    3,000   457,000         -         -     460,000

Capital
  contribution
  for services        -        -     2,500         -         -       2,500

Common shares
  issued for
  assets
  (note 4(b)) 3,000,000    3,000    27,000         -         -      30,000
             ---------- -------- ---------- ----------- --------- ---------
Balances at
  April 30,
  1999        6,000,000    6,000   486,500   (71,572)        -     420,928


Net loss              -        -         -(1,104,640)        -  (1,104,640)

Common shares
  issued for
  cash, as
  previously
  stated        730,000      730    991,520        -         -     992,250

Restatement
  (note 13)           -        -    (79,750)       -         -     (79,750)
             ---------- -------- ---------- ----------- --------- ---------
Balances at
  April 30,
  2000        6,730,000    6,730  1,398,270(1,176,212)        -    228,788

Net loss              -        -          - (3,151,472) (34,804)(3,186,276)

Stock split
  (2 for 1
  (note 7))   7,250,000    7,250          -     (7,250)        -         -

Common shares
  issued for
  cash        2,030,000    2,030  1,409,200          -         - 1,411,230

Common shares
  issued for
  cancellation
  of debt     4,588,000    4,588    913,012           -        -   917,600

Common shares
  issued for
  services      300,000      300    130,950           -        -   131,250

Common shares
  issued for
  assets
  (note 4(a))   702,955      703    231,041           -        -   231,744
             ---------- -------- ---------- ----------- --------- ---------
Balances at
  April 30,
  2001       21,600,955 $ 21,601 $4,082,473 $(4,334,934)$(34,804)$(265,664)
             ========== ======== ========== =========== ========= =========

See accompanying notes to consolidated financial statements.

                           WORLDBID CORPORATION

                             AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows
                                  (in US $)

  Years ended April 30, 2001 and 2000 and
    period from incorporation on August 10,
    1998 to April 30, 1999

                                      2001          2000          1999
                                  ------------  ------------  ------------

Cash flows from operating
  activities:                     $(3,151,472)  $(1,104,640)   $  (71,572)

Items not involving cash:
  Amortization and depreciation       137,054        67,218             -

  Services received in exchange
    for equity                        128,437             -             -

  Services paid-for by asset
    Transfer                           22,594             -             -

Changes in non-cash working
  capital items:
  Accounts receivable                  25,104       (39,772)            -

  Receivables, other                  (41,378)            -             -

  Prepaid expenses                    (21,916)            -             -

  Accounts payable and accrued
    expenses                          473,756        86,885         5,612
                                  ------------  ------------  ------------
    Net cash used in operating
      activities                   (2,427,821)     (990,309)      (65,960)

Cash flows from investing
  activities:

  Capital expenditures               (186,403)     (281,269)      (60,301)
                                  ------------  ------------  ------------
  Net cash used in investing
    activities                       (186,403)     (281,269)      (60,301)
                                  ------------  ------------  ------------
Cash flows from financing
  activities:

  Proceeds from issuance of
    notes payable                     500,000             -             -

  Repayment of notes payable         (400,000)            -             -

  Proceeds from shareholder
    loans, net                      1,061,300        79,750             -

  Proceeds from issuance of
    common stock                    1,411,230       912,500       492,500
                                  ------------  ------------  ------------
  Net cash provided by financing
    activities                      2,572,530       992,250       492,500
                                  ------------  ------------  ------------
Net increase (decrease) in cash
  and cash equivalents                (41,694)     (279,328)      366,239

Cash and cash equivalents at
  beginning of period                  86,911       366,239             -
                                  ------------  ------------  ------------
Cash and cash equivalents
  at end of period                $    45,217   $    86,911    $  366,239
                                  ============  ============  ============


See accompanying notes to consolidated
financial statements.

                       WORLDBID CORPORATION
                         AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                             (in US $)

              Years ended April 30, 2001 and 2000 and
  period from incorporation on August 10, 1998 to April 30, 1999

(1)   Business and significant accounting policies:

  (a) Business and basis of presentation:

Worldbid Corporation (the "Company") was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999 the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade web site. The Company operates in one business segment. The Company has consolidated its two wholly-owned subsidiary companies: RequestAmerica.com, Inc. and Worldbid Canada Corporation. All significant inter-company balances and transactions have been eliminated in the consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

  (b) Liquidity and future operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At April 30, 2001, the Company has negative working capital of $766,524. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues though continued marketing of its services; however additional funding is required.

Management is working to obtain sufficient working capital from external sources in order to continue operations as well as further developing the business model to increase subscription revenues. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur and be successful.

                   WORLDBID CORPORATION
                     AND SUBSIDIARIES

        Notes to Consolidated Financial Statements
                       (in US $)

          Years ended April 30, 2001 and 2000 and
 period from incorporation on August 10, 1998 to April 30, 1999

(1)   Business and significant accounting policies (continued):

  (c) Cash equivalents:

Cash equivalents include highly liquid investments with original terms to maturity of three months or less at the date of purchase.

  (d) Revenue recognition:

The Company earns revenue by selling subscriptions to its service, advertising on e-mail communications to businesses using the WorldBid Corporation website services, direct advertising by businesses on its website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

  (e) Foreign currency:

These financial statements have been presented in US dollars. The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders' deficit.

  (f) Equipment and leasehold improvements:

Equipment and leasehold improvements are recorded at cost and are depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset which range from 2 to 5 years. Maintenance and repairs are charged to expense as incurred. Amortization of leasehold improvements is calculated over the lesser of the lease term or the estimated useful lives of the improvements which is estimated at 10 years.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                        (in US $)

           Years ended April 30, 2001 and 2000 and
 period from incorporation on August 10, 1998 to April 30, 1999

(1)   Business and significant accounting policies (continued):

  (g) Intangible assets:

Intangible assets comprise goodwill, website development costs and domain names. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, in this instance five years. The goodwill arose on the acquisition referred to in note 4. The Company expects to assess the recoverability of this intangible asset based on certain contractual obligations (some in negotiation) with customers and employees of Request America.com, Inc. ("RA") which may not exceed five years.

  (h) Website development costs and domain names:

Website development costs and domain names are being amortized on a straight-line basis over a two year period.
The Company has commenced amortization of website development costs and domain names.

  (i) Financial instruments and concentration of risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable, and notes payable. At April 30, 2001 and 2000, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(1)   Business and significant accounting policies (continued):

  (j) Income taxes:

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

  (k) Stock-based compensation:

The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees", and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".
Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock-based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

  (l) Net loss per share:

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted net loss per share is the same as any exercise of options or warrants would be anti-dilutive.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(1)   Business and significant accounting policies (continued):

  (m) Impairment of long-lived assets and long-lived assets to be disposed of:

The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (n) Comprehensive income (loss):

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components. However it has no impact on the Company's results of operations as presented in the accompanying consolidated financial statements. The only item of comprehensive loss that the Company currently reports are foreign currency translation adjustments.

  (o) Reclassifications:

Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

  (p) Recent accounting pronouncements:

The Financial Accounting Standards Board has issued new standards related to the accounting for business combinations, goodwill and other intangibles. The new standards are effective for business combinations occurring after June 30, 2001, subject to certain limited exceptions. In part, the new standards indicate that reporting entities with previously recorded goodwill will cease amortizing goodwill effective, to the Company, January 1, 2002. Instead, the carrying value of goodwill with be subject to a regular test for impairment.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(2)   Equipment and leasehold improvements:

Equipment and leasehold improvements consist of the following at April 30:



                                             2001            2000
                                        --------------- --------------
Computer equipment and software         $      259,118  $     217,963
Website                                        155,922         69,573
Office equipment                                68,465         43,073
Leasehold improvements                           7,718              -
                                        --------------- --------------
                                               491,223        330,609
Less accumulated depreciation
  and amortization                            (197,563)       (66,122)
                                        --------------- --------------
                                        $      293,660  $     264,487
                                        ==============  =============

(3)	Intangible assets:

Intangible assets consist of the following at April 30:


                                             2001            2000
                                        --------------- --------------
Goodwill (note 4(a))                    $      199,749   $          -
Domain names                                    13,109          9,865
                                        --------------- --------------
                                               212,858          9,865
Accumulated amortization                        (5,658)             -
                                        $      207,200          9,865
                                        =============== ==============
                                55

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(4)   Acquisitions:

  (a) RequestAmerica.com, Inc. ("RA"):

On February 23, 2001, the Company purchased all the common stock of RA for 750,000 shares of its common stock (comprised of 702,955 Worldbid Corporation common shares and options which can be converted to 47,045 Worldbid Corporation common shares) with a combined fair value (determined by using an average of recent trading prices for the Company's stock) of approximately $225,000. A further 750,000 common shares are contingently issuable should the Company achieve certain profitability targets by February 2003.

Substantially all of the cost of the acquisition was attributable to the intangible assets acquired including goodwill.

The operating results of RA are consolidated in the Company's consolidated financial statements from the date of acquisition. The following pro forma financial information assumes the acquisition of RA was consummated as of January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year, or of results which may occur in the future. The pro forma results listed below are unaudited and reflect the impact of purchase price adjustments (in thousands, except per share data):


                                             2001            2000
                                        --------------- --------------
Total revenue                           $      122,001  $      90,553
Net loss attributed to
  common shareholders                        3,512,656      1,335,353
Basic and diluted loss per share                  0.24           0.20

Subsequent to the acquisition, the operations of RA were moved to the Company's Canadian operations center.

  (b) Worldbid.com:

On February 15, 1999, the Company acquired the website "worldbid.com", all software, tangible and intellectual assets and rights associated with that site from Global Internet Holdings Ltd. ("GIH"), formerly Databoat International Limited. The website, consisting of software and registered rights, was accounted for as an asset acquisition. The Company issued to GIH a total of 3,000,000 restricted shares of common stock with a $30,000 value pursuant to the acquisition agreement.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(4)   Acquisitions (continued):

  (b) Worldbid.com (continued):

The Company and GIH have agreed that the GIH shares would be held in escrow for a period of four years on the terms and conditions of an escrow agreement between the Company.
Shares not yet released will be released to GIH in accordance with the Escrow Agreement and are summarized below:

      Anniversary of closing date              Number of shares
      ---------------------------              ----------------
      February 15, 2002                        2,000,000 shares
      February 15, 2003                        2,000,000 shares

(5)   Note payable:

For cash flow purposes, the Company from time to time utilizes short-term notes payable. At April 30, 2001, the note payable outstanding was unsecured, payable on demand and bears interest at an annual rate of 60%.

(6)   Shareholder loans:

Shareholder loans are unsecured, payable on demand, bear interest at an annual rate of 10% and matured on July 31, 2001.

(7)   Stock dividend:

On June 26, 2000, the Company paid a stock dividend of one common stock for each share held on this date. The Company's issued shares increased by 7,250,000 shares with a corresponding increase to the Company's capital amount of $7,250.

(8)   Stock Option Plan:

On January 17, 2000, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 2,175,000 shares of authorized but currently un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Most stock options vest ratably over 48 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. Certain options granted, including options granted to directors, vest immediately.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(8)   Stock Option Plan (continued):

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options as the exercise prices for all options granted was equal, or greater than the stock's fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss in 2001 and 2000 would have been $3,327,220 and $1,188,190 respectively and its loss per share $0.24 and $0.20 respectively.

The per share weighted-average fair value of stock options granted was $0.26 using the Black-Scholes option-pricing model with the following assumptions: no expected dividends, 208% volatility, risk-free interest rate of 4.5% and an expected term of four years. The remaining weighted contractual life of the options outstanding at April 30, 2001 was 8.9 years, with a $0.75 exercise price.

Under the Plan, option activity during 1999, 2000 and 2001 consisted of the following:

                                          Weighted
                                          Average
                       Number             remaining
                         of      Exercise contractual   Options
                       options    price   life (years)  exercisable
                      --------- --------- ------------  -----------
Balance: from
  inception to
  April 30, 1999              - $       -           -            -
                      --------- --------- ------------  -----------
Granted               1,205,000      0.75

Balance: April
  30, 2000            1,205,000      0.75         9.8      570,000
Granted                 705,000      0.75           -            -
Forfeited              (515,000)     0.75           -            -
                      --------- --------- ------------  -----------
Balance: April
  30, 2001            1,395,000  $   0.75         8.9      912,500
                      --------- --------- ------------  -----------


All option information is provided after giving effect to a stock split on June 26, 2000.

(9)   Share purchase warrants:

The Company has issued warrants in conjunction with the issuance of certain offerings of common shares. Each warrant entitles the holder to purchase one common share at a specified price over the term of the warrant. The warrants expire over two and three years and have an exercise price over the term of the warrant.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(9)   Share purchase warrants (continued):

The Company issued 4,889,000 and 1,460,000 warrants during 2001 and 2000 respectively. No warrants have been exercised or forfeited to date. The following information summarizes the warrants outstanding at April 30, 2001:

                                             Weighted
                               Weighted       average
Range of         Number of     average       remaining
exercise          warrants    exercise      contractual
 price         outstanding     price       life (years)
---------      -----------   -----------   ------------
$0.25 - 0.45    2,549,000     $   0.40          2.0
 0.55 - 0.88    2,750,000         0.80          1.1
        1.00      100,000         1.00          2.7
 1.50 - 2.00      650,000         1.69          2.5
        2.50      150,000         2.50          2.6
        3.50      150,000     $   3.50          2.6
                ---------
                6,349,000
                =========



(10)   Related parties:

Certain consulting and support services were provided to the Company by a company controlled by a party related to the former president and chief executive officer. Payments related to these services approximated $nil, $65,000 and $90,000 in 1999, 2000 and 2001.

(11)   Commitments and contingencies:

  (a) Lease obligations:

The Company leases office space under a non-cancelable operating lease agreement that expires on July 31, 2003.
Future minimal rental commitments are as follows:

      Year        Amount
      ----        ------
      2002     $  78,170
      2003     $  80,384
      2004     $  40,188

The Company is also obligated under a lease for a period of 60 days from date of notice of cancellation with its server provider in the amount of $7,388.

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(11)  Commitments and contingencies (continued):

  (b) Legal proceedings:

The Company is defendant in a suit that seeks the return of certain funds invested in the Company, plus damages and costs. Specifically, the Bank of Montreal (the "Bank") has claimed for the return of certain monies invested in the Company from funds they claim were misappropriated from the Bank. The Company has filed a statement of defense denying any liability on the basis that no misappropriated funds were received by it. Management and legal counsel for the Company are of the opinion that the Bank's claim is without merit and the Company will prevail in defending the suit.

(12)  Income taxes:

Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 45% as follows:


                             2001           2000             1999
                        ------------- ---------------  ---------------
Expected tax expense
  (recovery)            $ (1,450,000) $     (503,000)  $      (32,000)

Change in deferred
  taxes due to changes
  in corporate tax rate        3,000               -                -

Change in valuation
  allowance for deferred
  tax assets               1,447,000         503,000           32,000
                        ------------- ---------------  ---------------
Actual income tax
  expense (recovery)    $          -  $            -    $           -
                        ============= ===============  ===============

At April 30, 2001, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $5,400,000 which will expire in various amounts beginning in 2007 if not utilized. The utilization of $1,200,000 of the operating loss carryforwards may also be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 2000 and 2001, and a valuation allowance has been recorded for the entire amount of the deferred tax asset (see below).

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(12)  Income taxes (continued):

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

                                             2001            2000
                                        --------------- --------------
Operating loss carryforwards            $    1,982,000  $     535,000

Losses acquired on acquisition
  of subsidiary (note 4(a))                    464,000              -

Other                                          (35,000)       (35,000)
                                        --------------- --------------
   Gross deferred tax asset                  2,411,000        500,000
Valuation allowance                         (2,411,000)      (500,000)
     Net deferred tax assets            $            -  $           -
                                        =============== ==============

(13)  Restatement of prior year:

The balance sheet as at April 30, 2000 has been restated to reflect an adjustment of $79,750 which had been erroneously included in paid-up capital rather than shareholder loans. No other adjustments were necessary for this restatement.

(14)  Selling, general and administrative expense:


                             2001           2000             1999
                        ------------- ---------------  ---------------
Selling expenses:
  Salaries and benefits $     49,418  $            -   $            -
  Commissions                 11,086               -                -
  Advertising                736,849         492,817           29,137
  Travel                     340,525          62,774                -
  Trade meetings              13,202           6,744                -
                         ------------- ---------------  ---------------
                           1,151,080         562,335           29,137
General and
 administrative
 expenses:
  Officers'
   compensation
   and benefits              353,971         137,000                -
  Salaries and benefits      378,427         130,297            7,024
  Technical support and
   Operations                247,644         143,973                -
  Insurance                   42,398             411                -
  Bad debt expense            10,520               -                -
  Telephone and facsimile     24,552          27,643            1,935
  Professional services      580,021          11,867           32,680
  Other                      216,512         113,184              796
                        ------------- ---------------  ---------------
                           1,854,045         564,375           42,435
                        ------------- ---------------  ---------------

Total selling, general
  and administrative
  expenses              $  3,005,125  $    1,126,710   $       71,572
                        ============= ==============   ===============

                    WORLDBID CORPORATION
                      AND SUBSIDIARIES

         Notes to Consolidated Financial Statements
                          (in US $)

          Years ended April 30, 2001 and 2000 and
period from incorporation on August 10, 1998 to April 30, 1999

(15)  Subsequent events:

By June 8, 2001, the Company had issued 2,600,000 units comprising 2,600,000 common shares and 1,300,000 warrants at a price of $0.20 cents a unit for an aggregate amount of $520,000. Each warrant entitles the holder to purchase an additional share for a period of 24 months from date of issuance at a price of $0.25 for a period of up to 12 months from such date and $0.35 per share for 12 months commencing with the conclusion of the first 12 months.

Effective July 9, 2001, the Company accepted the surrender of 200,000 shares of common stock and warrants to purchase an additional 450,000 shares of common stock, as the result of the termination of an investment banking agreement.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We replaced Sarna & Company as our independent certified public accountant and independent auditor on November 6, 2000. This decision to change accountants was approved by our board of directors.

During the period from inception to April 30, 1999 and through December 5, 2000, there were no disagreements with Sarna & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sarna & Company would have caused it to make reference thereto in its report on the financial statements for such year.

During the period from inception to April 30, 1999 and through the fiscal year ended April 30, 2000, Sarna & Company's report on our audited financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

During the period from inception to April 30, 1999, and through December 5, 2000, Sarna & Company did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(B)(1) through
(3) of Item 304 of Regulation S-B.

On November 6, 2000, we engaged KPMG LLP Chartered Accountants as our independent auditors and independent certified public accountant.

We provided Sarna & Company with a copy of the foregoing disclosures and requested in writing that Sarna & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Sarna & Company agrees with such disclosures. A copy of the letter of Sarna & Company confirming their agreement has been filed as an exhibit to the amended Form 8-K Current Report dated December 5, 2000 that we filed with the Securities and Exchange Commission on December 6, 2000 in accordance with Item 601 of Regulation S-B.

                            PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions with Qinnet.com, and their biographical information.


      Name of Director              Age        Position
      ----------------              ---        --------
      Logan Anderson                47         Chief Executive Officer
                                               and Director

      Paul Wagorn                   32         Chief Operating Officer
                                               and Director

      Howard Thomson                55         Chief Financial Officer,
                                               Treasurer and Director

      Roy Berelowitz                41         President and Director

      Barry Alexander               43         Secretary and Vice-
                                               President, Corporate Affairs

Logan Anderson is our chief executive officer and one of our directors. Mr. Anderson was appointed as one of our directors and as our president on August 10, 1998. Mr. Anderson resigned as our president on April 18, 2001. Mr. Anderson was appointed as our chief executive officer on July 31, 2001. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson has been a director and the president of Green Fusion Corporation since March 5, 1998. Green Fusion was previously engaged in the business of mineral exploration. Mr. Anderson has been a director of Indiaat Corporation since November 11, 1998. Mr. Anderson was president of Indiaat Corporation from November 11, 1998 to November 1, 1999. Indiaat Corporation is engaged in the business of marketing Internet based web-site portal to Indian Internet users.

Mr. Berelowitz is our president and is one of our directors. Mr. Berelowitz was appointed as one of our directors and as our president on April 18, 2001. Mr. Berelowitz was the founder of RequestAmerica.com, a company that was acquired by us in February, 2001. RequestAmerica was a national aggregator of requests for purchase and requests for quotes from federal, state, municipal, local, university, school district and other governmental and quasi-governmental sources. In 1991 Mr. Berelowitz co-founded Alacrity Financial Systems, Inc., a CRM banking and tax software corporation. Mr. Berelowitz and his partners sold Alacrity Financial Systems in 1995 to Interactive Planning Systems, which has since been acquired by FiServ, Inc. Mr. Berelowitz was executive vice president of Interactive Planning Systems from August 1995 to May 1997. Mr. Berelowitz was sales director of Panorama Business Views, Inc. from June 1997 to December 1998. Mr. Berelowitz has served as president of RequestAmerica.com since February 1999. Mr. Berelowitz graduated from Cal Poly, San Luis Obispo with a Bachelor of Science in Economics. He has also completed postgraduate work at the University of California at Irvine in Advanced Software Technologies.

Paul Wagorn is one of our directors and is our chief operating officer. Mr. Wagorn was appointed as a director and our chief operating officer on February 17, 2000. Mr. Wagorn has been working in the computer field for the past 12 years, in which he has served in both the public and private sectors as a software and database engineer, project manager, and support specialist. From 1987 to 1989, Mr. Wagorn worked for Consumer and Corporate Affairs Canada, leading a team to computerize the data retrieval system for Canadian Patents and develop a quality assurance system for Canadian Patent Examiners. Mr. Wagorn subsequently worked on various small and large database-systems projects integrating new technology with existing data. From 1991 to 1999, Mr. Wagorn worked for JD Micro Devices Inc., a computer firm, as the Corporate Sales Manager and a Network Engineer and Software Engineer.

Howard Thomson is our chief financial officer and treasurer and a director. Mr. Thomson was appointed as one our directors and as our secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as the Company's chief financial officer on February 17, 2000. Mr. Thomson ceased to act as our secretary on November 6, 2000. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson was a director of Skinvisible, Inc. from to April 3, 1998 to August 1, 2000. Skinvisible, Inc. is a company which has developed and is marketing an anti-bacterial skin care product and the whose common stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board. Mr. Thomson was a director and the secretary and treasurer of Green Fusion Corporation from May 31, 1998 to June 22, 2001. Mr. Thomson has been a director and the secretary and treasurer of Indiaat Corporation since November 11, 1998.

Barry Alexander is our secretary and vice-president, corporate affairs. Mr. Alexander was appointed as vice-president, corporate affairs on March 1, 2000 and as our secretary on November 6, 2000. Mr. Alexander is a lawyer who received his bachelor of laws degree from the University of Victoria in 1986. Mr. Alexander was with the Vancouver law firm of

Norton, Stewart, & Scarlett from 1986 to 1990. From 1990 to 1996 Mr. Alexander was in-house counsel and vice-president corporate affairs with Granville West Capital Corporation, a B.C. based venture capital organization. Mr. Alexander was in-house legal counsel and consultant to Synergy Management Corp. and Synergy Capital Corp. from July 1996 to February 1997. Mr. Alexander was in-house legal counsel to Third Millenium Software Inc. from March 1997 to May 1997. Mr. Alexander was engaged in private legal practice as a sole practitioner from June 1997 to March 2000.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.
However, our board of directors will establish various committees during the current fiscal year.

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.
--------------------------------------------------------------------------
                              Number     Transactions      Known Failures
                              Of Late    Not Timely        To File a Required
Name and Principal Position   Reports    Reported          Form
--------------------------------------------------------------------------
Roy Berelowitz, Director         0           0             None
President

Howard Thomson, Director         1           0             None
Secretary and Treasurer

Paul Wagorn, Director            2           1             None
Chief Operating Officer

Logan Anderson, Director         0           0             None

Barry Alexander, Secretary       2           1             None
Vice-President, Corporate
Affairs

Scott Wurtele                    1           1             None
Former Chief Executive Officer
and former director
--------------------------------------------------------------------------

ITEM 10.  Executive Compensation

The following table sets forth certain information as to our highest paid executive officers and directors for our fiscal year ended April 30, 2001. No other compensation was paid to officer or directors other than the cash and stock option compensation set forth below.

---------------------------------------------------------------------------
                  Summary Compensation Table

               Annual Compensation            Long Term Compensation
               -------------------            ----------------------
                                           Awards          Payouts
                                           ------          -------
                                 Other                             All
                                 Annual Re-      Securities        Other
                                 Com-   stricted Under             Com
Name and                         pen-   Srock    lying             pen
Principal          Salary  Bonus sation Award(s) Options/  LTIP    sation
Position      Year  ($)      ($)   ($)    ($)     SARs (#)  payouts ($)
---------     ---- ------   ----- ----  -------  --------  -------  ------
ROY           2001 $18,000   NIL  NIL    NIL       NIL      NIL      NIL
BERELOWITZ(1) 2000  NIL      NIL  NIL    NIL       NIL      NIL      NIL
President and 1999  NIL      NIL  NIL    NIL       NIL      NIL      NIL
Director

HOWARD        2001 $60,000   NIL  NIL    NIL       NIL      NIL      NIL
THOMSON(2)    2000 $ 9,000   NIL  NIL    NIL     300,000    NIL      NIL
Treasurer,    1999  NIL      NIL  NIL    NIL       NIL      NIL      NIL
And Director

PAUL          2001 $45,447 $4,556 NIL    NIL       NIL      NIL      NIL
WAGORN(3), (7)2000 $40,000   NIL  NIL    NIL    150,000     NIL      NIL
Chief
Operating     1999  NIL      NIL  NIL    NIL       NIL      NIL      NIL
Officer and
Director

LOGAN         2001 $90,000   NIL  NIL    NIL       NIL      NIL      NIL
ANDERSON(4)   2000 $ 8,000   NIL  NIL    NIL    300,000     NIL      NIL
Chief
Executive     1999  NIL      NIL  NIL    NIL       NIL      NIL      NIL
Officer and
Director

BARRY         2001 $62,966 $1,559 NIL    NIL     50,000     NIL      NIL
ALEXANDER(5),
(7)           2000 $ 8,000   NIL  NIL    NIL       NIL      NIL      NIL
Secretary     1999  NIL      NIL  NIL    NIL       NIL      NIL      NIL

SCOTT         2001 $90,000 $ 928 $3,615  NIL       NIL      NIL      NIL
WURTELE(6),   2000 $66,250   NIL  NIL    NIL    230,000     NIL      NIL
Former Chief  1999  NIL      NIL  NIL    NIL       NIL      NIL      NIL
Executive Officer
And Former
Director
-------------------------------------------------------------------------

Notes:
(1) Mr. Berelowitz was appointed as one of our directors and as our president on April 18, 2001.

(2) Mr. Thomson was appointed as our secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as the Company's chief financial officer on February 17, 2000. Mr. Thomson ceased to act as our secretary on November 6, 2001.
(3) Mr. Wagorn was appointed as one of our directors and as our chief operating officer on February 17, 2000.
(4) Mr. Anderson was appointed as one of our directors on August 10, 1998. Mr. Anderson was our president from to August 10,
1998 to April 18, 2001. Mr. Anderson was also appointed our chief executive officer on July 31, 2001.
(5)  Mr. Alexander was appointed as our secretary on November 6,
2000.
(6) Cash compensation attributed to Scott Wurtele was paid pursuant to a consulting agreement with On Line Design Ltd., a
company wholly-owned by Mr. Wurtele.   Mr. Wurtele was
appointed as our chief executive officer on February 17, 2000. Mr. Wurtele ceased to act as our chief executive officer effective February 28, 2001.
(7) All amounts were paid in Canadian dollars and have been converted into US dollars based on a conversion rate of $0.6498 US dollars per Canadian dollar as of June 23, 2001.


Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended April 30, 2001:


OPTION/ SAR GRANTS IN LAST FISCAL YEAR

                  Number of   % of Total
                  Shares      Options/SARs   Exercise
                  under-      Granted to     or Base
                  lying       Employees in   Price
                  Options     Fiscal Price   ($/         Expiration
Name              Granted     Year           hare)       Date

----------------  --------    -----------  -----------   ------------


ROY BERELOWITZ,      NIL         N/A           N/A           N/A
President and Director

HOWARD THOMSON,      NIL         N/A           N/A           N/A
Treasurer
and Director

PAUL WAGORN,         NIL         N/A           N/A           N/A
Chief Operating Officer
and Director

LOGAN ANDERSON,      NIL         N/A           N/A           N/A
Chief Executive Officer
and Director

BARRY ALEXANDER,   50,000        7.1%         $0.75       May 1, 2004
Secretary

SCOTT WURTELE,       NIL         N/A           N/A           N/A
Former Chief Executive
Officer and Former
Director
----------------------------------------------------------------------------

Exercises of Stock Options and Year-End Option Values

None of the options granted to any of the Company's officers and directors were exercised during the financial year ended April 30, 2001. The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended April 30, 2001:

----------------------------------------------------------------------------

          AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
    FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
----------------------------------------------------------------------------
                                        Unexercised      Value of Unexercised
           Common Shares                Options          in-the-Money
           Acquired on     Aggregate at Financial        Options/SARs at
           Exercise Value  Realized     Year-End (#)     Financial Year-End
Name       (#)             ($)                           ($)
----------------------------------------------------------------------------
ROY
BERELOWITZ   NIL             N/A          NIL              NIL
President
and Director

HOWARD
THOMSON      NIL             N/A          150,000          NIL
Secretary,
Treasurer
and Director

PAUL
WAGORN       NIL             N/A          150,000          NIL
Chief
Operating
Officer
and Director

LOGAN
ANDERSON     NIL             N/A          300,000          NIL
Chief
Executive
Officer
and Director

BARRY
ALEXANDER    NIL             N/A           50,000          NIL
Secretary

SCOTT
WURTELE      NIL             N/A          NIL              NIL
Former
Chief
Executive
Officer and
Former
Director
----------------------------------------------------------------------------

Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of July 30, 2001.

----------------------------------------------------------------------------
Name           Exercise  No. of   Date of      Vesting       Expiry
               Price     Options  Grant        Date          Date
----------------------------------------------------------------------------
ROY
BERELOWITZ      NIL      N/A      NIL          N/A           N/A
President
and
Director

HOWARD
THOMSON        $0.75    150,000  Feb. 1, 2000  Feb. 1, 2000  Feb. 1, 2004
Secretary,
Treasurer
and
Director

PAUL
WAGORN         $0.75     70,000  Feb. 17, 2000 Feb. 17, 2000  Feb. 1, 2004
Chief
Operating
Officer        $0.75     20,000  Feb. 1, 2000  Feb. 17, 2000  Feb. 1, 2004
and Director   $0.75     20,000  Feb. 1, 2000  Sept. 30, 2001 Feb. 1, 2004
               $0.75     20,000  Feb. 1, 2000  Sept. 30, 2002 Feb. 1, 2004
               $0.75     20,000  Feb. 1, 2000  Sept. 30, 2003 Feb. 1, 2004

LOGAN
ANDERSON       $0.75    300,000  February 1,   Feb. 1, 2000   Feb. 1, 2004
Chief                            2000
Executive
Officer
and
Director

BARRY
ALEXANDER      $0.75     12,500  March 1, 2000  March 1, 2001  May 1, 2004
Secretary      $0.75     12,500  March 1, 2000  March 1, 2002  May 1, 2004
               $0.75     12,500  March 1, 2000  March 1, 2003  May 1, 2004
               $0.75     12,500  March 1, 2000  March 1, 2004  May 1, 2004

HAROLD C.
MOLL           $0.75    150,000  June 23, 2000  June 23, 2000  June 23, 2004
----------------------------------------------------------------------------

All options have been granted pursuant to our 2000 incentive stock option plan dated January 17, 2000 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants. Options to purchase a total of up to 2,175,000 shares of our common stock may presently be granted under the stock option plan.

Compensation of Directors

Each of our directors is paid as an employee or consultant to Worldbid. See Executive Compensation - Employment Agreements. In addition, our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See Executive Compensation - Outstanding Stock Options for information about current outstanding stock options granted to our directors.

Employment Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, are provided pursuant to an employment agreement dated August 31, 1999 between Mr. Anderson and us. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president. We currently pay Mr. Anderson a salary of $7,500 per month. The term of our agreement with Mr. Anderson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. We can terminate without cause upon the payment to Mr. Anderson of an amount equal to the greater of $30,000 or six months salary. Mr. Anderson may terminate his employment agreement upon three months written notice to us. The employment agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the salary for the subsequent term.

The services of Mr. Howard Thomson as our secretary are provided pursuant to a written employment agreement dated August 31, 1999 between Mr. Thomson and us. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions. We currently pay Mr. Thomson a salary of $5,000 per month. The term of our agreement with Mr. Thomson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. We can terminate without cause upon the payment to Mr. Thomson of an amount equal to the greater of $22,500 or six months salary. Mr. Thomson may terminate his employment agreement upon three months written notice to us. The employment agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the salary for the subsequent term.

The services of Mr. Paul Wagorn as our chief operating officer, are provided pursuant to a written employment agreement dated February 1, 2001 between ourselves, our subsidiary, Worldbid Canada Corporation, and Mr. Wagorn. Mr. Wagorn is paid a salary of $9,500 CDN per month and supervises our web site development and operations. We may terminate Mr. Wagorn's employment by delivering written notice of termination, subject to a minimum notice period that is currently less than 60 days.

The services of Mr. Barry Alexander as our secretary and vice-president, corporate affairs are provided pursuant to a written consulting agreement dated February 1, 2001 between ourselves, our subsidiary, Worldbid Canada Corporation, and Mr. Alexander. Mr. Alexander is paid a consulting fee of $8,000 CDN per month and is our in house corporate legal counsel. Our agreement with Mr. Alexander is for a one-year term expiring January 31, 2002. We may terminate the Mr. Alexander's consulting agreement by either delivering a minimum of three months advance written notice of termination or by paying Mr. Alexander the amount of $24,000 CDN plus applicable taxes. The consulting agreement may be terminated by Mr. Alexander delivering written notice of termination, subject to a minimum notice period of forty-five days.

We are currently in the process of negotiating an employment agreement with Mr. Roy Berelowitz. We anticipate that this employment agreement will obligate us to pay a salary of $10,000 US per month to Mr. Berelowitz. Pending the finalization of this agreement, we are currently paying Mr. Berelowitz a consulting fee of $10,000 US per month.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information
concerning the number of shares of our common stock owned beneficially as of July 30, 2001 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers
and directors as a group. Unless otherwise indicated, the
shareholders listed possess sole voting and investment power with respect to the shares shown.


==========================================================================
                Name and address     Number of Shares    Percentage of
Title of class  of beneficial owner  of Common Stock     Common Stock(1)
==========================================================================
OFFICERS AND DIRECTORS
==========================================================================
Common Stock    Roy Berelowitz       328,653 (2)              1.4%
                Director, President

Common Stock    Howard Thomson       455,000 (3)              1.9%
                Director, Secretary
                and Treasurer

Common Stock    Paul Wagorn           110,000(4)              0.5%
                Chief Operating
                Officer	and Director

Common Stock    Logan Anderson     1,950,000 (5)              7.9%
                Director and Chief
                Executive Officer

Common Stock    Barry Alexander       12,500 (6)              0.1%
                Secretary

Common Stock    All Officers        2,881,245(7)             11.5%
                and Directors as a
                Group (5 persons)

==========================================================================

==========================================================================
                Name and address     Number of Shares    Percentage of
Title of class  of beneficial owner  of Common Stock     Common Stock(1)
==========================================================================
5% SHAREHOLDERS
==========================================================================
Common Stock    Scott Wurtele/       5,860,540(8)            24.2%
                Global Internet
                  Holdings Ltd.
                Suite 1110,
                  1175 Douglas St.
                Victoria, BC Canada
                V8W 2E1

Common Stock    Harold C. Moll       6,850,000(9)            26.3%
                Unit 45, Lacovia
                Condominium
                Grand Cayman, BWI

Common Stock    Investment
                  Solutions SA       3,000,000(10)           12.0%
                19 Place Longmalle
                Geneva, Switzerland 1204


==========================================================================
(1) Based on 24,000,955 shares of our common stock issued and outstanding as of July 30, 2001. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 30, 2001.

(2)  Includes 328,653 shares registered in the name of The
Berelowitz Family Trust.

(3) Includes 240,000 shares held by Howard Thomson, 150,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of July 30, 2001 and 65,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Howard Thomson within 60 days of July 30, 2001.

(4) Consists of 110,000 shares that are immediately acquirable upon the exercise of stock options by Paul Wagorn within 60 days of July 30, 2001.

(5)  Includes 1,400,000 shares held by Logan Anderson,
300,000 shares that are immediately acquirable upon the exercise of stock options by Logan Anderson within 60 days of July 30, 2001 and 250,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Logan
Anderson within 60 days of July 30, 2001.

(6) Consists of 12,500 shares that are immediately acquirable upon the exercise of stock options by Barry Alexander within 60 days of July 30, 2001.

(7)  Consists of 1,993,745 shares that are held by Roy
Berelowitz, Howard Thomson and Logan Anderson, 572,500 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson, Paul Wagorn, Logan
Anderson and Barry Alexander and 315,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Howard Thomson and Logan Anderson within 60 days of July 30, 2001.

(8)  Global Internet Holdings Ltd. (formerly, Databoat
International Limited) is a private company controlled by Scott Wurtele, a former director and the former chief executive officer of the Company. Global Internet Holdings
Ltd. owns 5,860,540 shares of the Company. Scott Wurtele is the president of Global Internet Holdings Ltd. and the beneficial owner of a majority of the shares held by Global
Internet Holdings Ltd.

(9)  Includes 4,800,000 shares held by Harold Moll and
150,000 shares that are immediately acquirable upon the exercise of stock options and 1,900,000 shares that are acquirable upon the exercise of warrants by Harold Moll within 60 days of July 30, 2001.

(10) Includes 2,000,000 shares held by Investment Solutions and 1,000,000 shares that are immediately acquirable upon the exercise of warrants by Investment Solutions within 60 days of July 30, 2001.

==========================================================================

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

Security Ownership of Management.

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.   Certain Relationships and Related Transactions.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)  any director or officer;

(B)  any proposed nominee for election as a director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Worldbid Web Site

We acquired the Worldbid web site in February, 1999 from Global Internet Holdings in consideration for the issue to Global Internet Holdings of a total of 6,000,000 restricted shares of our common stock. These 6,000,000 shares were placed into escrow on closing and are to be released to Global Internet Holdings over a period of four years under the terms of an escrow agreement between Global Internet Holdings and us. A total of 600,000 shares were released to Global Internet Holdings Company on February 2, 2000 and a total of 1,400,000 shares were released on February 2, 2001. A total of 4,000,000 shares remain in escrow and are scheduled to be released as follows: (i) 2,000,000 shares on February 2, 2002; and (ii) 2,000,000 shares on February 2, 2003. Global Internet Holdings is a private company controlled by Scott Wurtele, our former chief executive officer and former a director. Mr. Wurtele is the sole director of Global Internet Holdings and is the president of Global Internet Holdings. Mr. Wurtele is the registered owner of 70.5% of the voting common shares of Global Internet Holdings. Wendy Wurtele, the spouse of Scott Wurtele, is the owner of 13.1% of the voting common shares of Global Internet Holdings. Daniel Wurtele, the son of Scott Wurtele and Wendy Wurtele, is the owner of 2.6% of the voting common shares of Global Internet Holdings.

In connection with our acquisition of the Worldbid web site from Global Internet Holdings, we entered into a consulting agreement with Mr. Wurtele and On Line Design Ltd. whereby we agreed to pay a consulting fee of $5,000 per month to February 2000 and $7,500 per month from March 2000 until February 2001 for the services of Mr. Wurtele as our chief executive officer. On Line Design is a private British Columbia company, wholly owned by Mr. Wurtele. This consulting agreement was terminated in February, 2001.

Acquisition of RequestAmerica.com, Inc.

We issued a total of 353,745 shares of our common stock to Mr. Roy Berelowitz, our president and a director, upon completion of our acquisition of RequestAmerica. See

Management Discussion and Analysis - Acquisitions. Mr. Berelowitz was the president and chief executive officer and the majority shareholder of RequestAmerica at the time of the acquisition.

Employment and Consulting Agreements

We have entered into an employment agreement with Logan
Anderson, our chief executive officer and a director. See Executive Compensation - Employment Agreements.

We have entered into an employment agreement with Howard
Thomson, our chief financial officer and treasurer and a director. See Executive Compensation - Employment Agreements.

We have entered into an employment agreement with Paul
Wagorn, our chief operating officer and a director. See Executive
Compensation - Employment Agreements.

We have entered into a consulting agreement with Barry
Alexander, our secretary and vice-president, corporate affairs. See Executive Compensation - Employment Agreements.

Stock Options

We have granted incentive stock options to our officers and directors. See Executive Compensation - Outstanding Stock
Options.

Purchases of Our Equity Securities

Howard Thomson, our treasurer and a director, and Logan
Anderson, a director, have each purchased shares of our common stock and share purchase warrants. See Market for Registrant's Common Equity and Related Stockholders Matters - Recent Sales of Unregistered
Securities for a description of these transactions.

Investment Solutions SA purchased 2,000,000 shares of our common stock and 1,000,000 share purchase warrants from us on May
10, 2001.  We received proceeds of $400,000 from this sale.  See
Market for Registrant's Common Equity and Related Stockholders
Matters - Recent Sales of Unregistered Securities for a description of the securities issued.

Loans from Insiders

Logan Anderson, a director, advanced a total of $255,600 to
us during our year ended April 30, 2001.  Funds were advanced on a demand loan basis and we agreed to pay interest at the rate of 10% per annum. Of the amount advanced, a total of $100,000 was satisfied by the issue to Mr. Anderson of 500,000 shares of our common stock and 250,000 share purchase warrants on April
17, 2001. See Market for Registrant's Common Equity and Related Stockholders Matters - Recent Sales of Unregistered Securities for a description of the securities issued. Mr. Anderson has advanced an
additional $7,500 since April 30, 2001.   The total amount of the
unpaid principal advanced is $163,100 as of July 30, 2001. Interest continues to accrue on all unpaid principal amounts at the rate of 10% per annum.

Mr. Harold Moll, the owner of more than 5% of our
outstanding common stock, advanced a total of $796,850 to us during our year ended April 30, 2001. Funds were advanced on a demand loan basis and we agreed to pay interest at the rate of 10% per annum.
Of the amount advanced, a total of $700,000 was satisfied by the issue to Mr. Moll of 3,500,000 shares of our common stock and
1,750,000 share purchase warrants on April 17, 2001. See Market for Registrant's Common Equity and Related Stockholders Matters -
Recent Sales of Unregistered Securities for a description of the securities issued.  Mr. Moll has advanced an additional
$27,500 since April 30, 2001.   The total amount of the unpaid
principal advanced is $95,350 as of July 30, 2001. Interest continues to accrue on all unpaid principal amounts at the rate of 10% per annum.

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit 2.1  Agreement and Plan of Merger dated February 2, 2001(4)

Exhibit 2.2  Amendment No. 1 to the Agreement and Plan of Merger
             Dated February 21, 2001(4)

Exhibit 2.3  Articles of Merger of Worldbid (Acquisition)
             Corporation with and into RequestAmerica.com, Inc. (4)

Exhibit 2.4  Agreement of Merger by and between Worldbid
             (Acquisition)Corporation and RequestAmerica.com, Inc. (4)

Exhibit 2.5  Certificate of Approval of Agreement of Merger of
             Worldbid (Acquisition) Corporation(4)

Exhibit 2.6  Certificate of Approval of Agreement of
             Merger of RequestAmerica.com, Inc. (4)

Exhibit 2.7  RequestAmerica.com, Inc. 2000 Stock Option/
             Stock Issuance Plan(4)

Exhibit 3.1: Articles of Incorporation(1)

Exhibit 3.2: Certificate of Amendment of Articles of
             Incorporation(1)

Exhibit 3.3: By-Laws of the Company(1)

Exhibit 3.4: Certificate of Amendment of Articles of Incorporation(2)

Exhibit 4.1: Specimen Stock Certificate(1)

Exhibit 6.1: 2000 Stock Option Plan(2)

Exhibit 10.1: Acquisition Agreement between the Company,
              Global Internet Holdings International Limited and
              Scott Wurtele dated February 1, 1999(1)

Exhibit 10.2: Acquisition Amendment Agreement between the
              Company, Global Internet Holdings International
              Limited, On Line Design Ltd. and Scott Wurtele dated September 10, 1999(1)

Exhibit 10.3: Escrow Agreement between the Company, Cane &
              Company, LLC and Global Internet Holdings
              International Limited dated February 16, 1999(1)

Exhibit 10.4: Amended Escrow Agreement between the Company,
              Cane & Company, LLC and Global Internet Holdings
              International Limited dated September 10, 1999(1)

Exhibit 10.5: Employment Agreement between the Company and
              Logan Anderson dated August 31, 1999(1)

Exhibit 10.6: Employment Agreement between the Company and
              Howard Thomson dated August 31, 1999(1)

Exhibit 10.7: Employment Extension Agreement between the
              Company and Logan Anderson dated April 17, 2001

Exhibit 10.8: Employment Extension Agreement between the
              Company and Howard Thomson dated April 17, 2001

Exhibit 16.1  Letter of Sarna & Company dated December 5,
              2000 to the Securities and Exchange Commission(3)

(1) Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).

(2)   Incorporated by reference from our Form 10-Q Quarterly
      Report filed with the Securities and Exchange Commission on December 15, 2000.

(3) Incorporated by reference from Form 8-K Current Report filed with the Securities and Exchange Commission on December 6, 2000.

(4) Incorporated by reference from Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2000.

(b)   Reports on Form 8-K

On March 9, 20001, we filed a Current Report on Form 8-K to
announce our acquisition of RequestAmerica.com, Inc.   On
May 9, 2001, we filed an amendment to this Current Report on Form
8-K to include the audited financial statements of RequestAmerica.com, Inc.

On November 13, 2000, we filed a Current Report on Form 8-K to announce the appointment of KPMG LLP Chartered Accountants as our independent auditor. On November 22, 2001 and December 6, 2001, we filed amendments to this Current Report on Form 8-K.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

      /s/ Logan Anderson
By:   ___________________________________
      Logan Anderson, Chief Executive Officer
      Director
      Date: August 14, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Logan Anderson
By:   ___________________________________
      Logan Anderson, Chief Executive Officer
      (Principal Executive Officer)
      Director
      Date: August 14, 2001


      /s/ Roy Berelowitz
By:   ___________________________________
      Roy Berelowitz, President
      Director
      Date: August 14, 2001

      /s/ Howard Thomson
By:   ___________________________________
      Howard Thomson, Treasurer and Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)
      Director
      Date: August 14, 2001

      /s/ Paul Wagorn
By:   ___________________________________
      Paul Wagorn
      Chief Operating Officer and Director
      Date: August 14, 2001