Form 10QSB
period 2001-07-31
WORLDBID CORP
filed 2001-09-14
CIK 1080399

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   FORM 10-QSB

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended July 31, 2001

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period                 to


                       Commission File Number  0-26729
                                              ---------

                             WORLDBID CORPORATION
                __________________________________________________
          (Exact name of small Business Issuer as specified in its charter)


      NEVADA                                         88-0427619
------------------------------                     ----------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)


810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA                                            98230
---------------------------------                    --------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code:      (360) 332-1752
                                                     --------------

     _____________________________________________________________________
            (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,000,955 shares of $0.00001 par value common stock outstanding as of August 30, 2001.

                        PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                             WORLDBID CORPORATION
                               AND SUBSIDIARIES

                       Consolidated Financial Statements
                                   Unaudited

                    Three months ended July 31, 2001 and 2000

                             WORLDBID CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                 (Unaudited)




                                                  July 31      April 30
         Assets                                    2001           2001
                                               ----------    ----------
Current assets:
     Cash and cash equivalents                 $   38,160    $   45,217
     Trade accounts receivable                      7,186        14,668
     Receivables, other                            87,646        41,378
     Prepaid expenses                              10,000        21,916
                                               ----------    ----------
              Total current assets                142,992       123,179


Property, plant and equipment, less
accumulated depreciation                          235,742       293,660

Intangible assets, less accumulated
amortization                                      185,244       207,200
                                               ----------    ----------
                                               $  563,978    $  624,039
                                               ==========    ==========

         Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued expenses     $  588,451    $  566,253
     Shareholder loans                            218,450       223,450
     Notes payable                                  -           100,000
                                               ----------    ----------
              Total current liabilities,
              being total liabilities             806,901       889,703

Stockholders' equity:
     Common shares                                 24,051        21,601
     Additional paid-in capital                 4,571,823     4,082,473
     Contributed surplus                           38,200          -
     Deficit                                   (4,843,693)  (4,334,934)
                                               ----------   -----------
     Accumulated other comprehensive loss         (33,304)     (34,804)
                                               ----------   -----------
               Total stockholders' deficit       (242,923)    (265,664)
                                               ----------   -----------
                                               $  563,978   $   624,039
                                               ==========   ===========


       See accompanying notes to the unaudited financial statements.

                            WORLDBID CORPORATION
                              AND SUBSIDIARIES
                Consolidated Statements of Operations and Deficit
                                 Unaudited




                                                  Three months ended
                                                July 31        July 31
                                                 2001            2000
                                               ----------    ----------
Revenues:
     Advertising                               $      229    $   30,766
     Membership and partnership fees               66,917          -
                                               ----------    ----------
                                                   67,146        30,766
Expenses:
     Selling, general and administrative
     expenses (note 7)                            469,432       810,548
     Interest expense                              21,006           724
     Depreciation and amortization                 63,467        20,000
     Loss on disposal of fixed assets              22,000          -
                                               ----------    ----------
              Total expenses                      575,905       831,272
                                               ----------    ----------
              Net loss                            508,759       800,506

Other comprehensive income:  foreign currency
  translation adjustment                            1,500           -
                                               ----------    ----------
              Comprehensive loss               $  507,259    $  800,506
                                               ==========    ==========
Deficit, beginning of period                   $4,334,934    $1,176,212
Net loss for period                               508,759       800,506
                                               ----------    ----------
Deficit, end of period                         $4,843,693    $1,976,718

Net loss per common share - basic
  and diluted                                  $     0.02    $     0.06

Weighted average number of common shares
  Outstanding                                  23,660,845    13,488,335



See accompanying notes to the unaudited financial statements.

                           WORLDBID CORPORATION
                              AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 Unaudited


                                                  Three months ended
                                                 July 31       July 31
                                                  2001           2000
                                               ----------    ----------
Cash flows from operating activities:          $ (508,759)   $(800,506)
Items not involving cash
     Amortization                                  63,467       20,000
     Loss on disposal of fixed assets              22,000           -
     Services received in exchange for equity       4,000           -
Change in non-cash working capital items
     Accounts receivable                            7,482      (16,763)
     Receivables, other                           (14,768)           -
     Prepaid expenses                              11,916      (17,914)
     Accounts payable and accrued expenses         22,198       61,916
                                               ----------    ----------
              Net Cash used in operating
                Activities                      (392,464)     (753,267)
                                               ----------    ----------

Cash flows from investing activities:
    Capital expenditures                          (5,593)      (66,044)
                                               ----------    ----------
              Net cash used in investing
                Activities                        (5,593)      (66,044)
                                               ----------    ----------

Cash flows from financing activities:
     Repayment of notes payable                 (100,000)          -
     Proceeds (repayments) from
       shareholder loans                          (5,000)       166,250
     Proceeds from issuance of common stock       496,000       637,500
                                               ----------    ----------
              Net cash provided by financing
                Activities                        391,000       803,750
                                               ----------    ----------
Net increase (decrease) in cash and cash
  equivalents                                     (7,057)      (15,561)

Cash and cash equivalents at beginning
  of year                                          45,217        86,911
                                               ----------    ----------
Cash and cash equivalents at end of year       $   38,160    $   71,350
                                               ==========    ==========

      See accompanying notes to the unaudited financial statements.

                            WORLDBID CORPORATION
                              AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                (in US $)
                               July 31, 2001


(1)  Business and basis of presentation:
     -----------------------------------

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

The unaudited consolidated financial statements of the Company at July 31, 2001 and for the three month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2002.
These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on August 14, 2001.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

(2)  Liquidity and future operations:
     --------------------------------

The Company has sustained net losses and negative cash flows from operations since its inception. At July 31, 2001 the Company has negative working capital of $666,109. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to

                            WORLDBID CORPORATION
                              AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                (in US $)
                               July 31, 2001


increase revenues through continued
marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

(3)  Foreign currency:
     -----------------

The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the comprehensive income (loss)) in stockholders' deficit.

(4)  Net loss per share:
     -------------------

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

(5)  Acquisitions
     -------------
     (a)  RequestAmerica.com, Inc. ("RA"):

          On February 23, 2001, the Company purchased all the common stock of RA for 750,000 shares of its common stock (comprised of 702,955 Worldbid Corporation common shares and options which can be converted to 47,045 Worldbid Corporation common shares) with a combined fair value (determined by using an average of recent trading prices for the Company's stock) of approximately

                            WORLDBID CORPORATION
                              AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                (in US $)
                               July 31, 2001


          $225,000. A further 750,000 common shares are contingently issuable should the Company achieve certain profitability targets by February 2003.

          Substantially all of the cost of the acquisition was attributable to the intangible assets acquired.

     (b)  Worldbid.com :

          On February 15, 1999 acquired a website and all other rights from Global Internet Holdings Ltd. ("GIH"). The Company issued a total of 3,000,000 restricted shares of common stock with a $30,000 value pursuant to the acquisition agreement.

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

(6)  Commitments and contingencies:
     ------------------------------

     (a)  Lease obligations:

          The Company leases office space under a non-cancelable
          operating lease agreement that expires on July 31, 2003.
          Future minimal rental commitments are as follows:
                       Year              Amount
                      -------          ---------
                       2002            $  58,628
                       2003            $  80,384
                       2004            $  40,188

          The Company is also obligated under a lease for a period of 60 days from date of notice of cancellation with its server provider in the amount of $7,388.

                            WORLDBID CORPORATION
                              AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                (in US $)
                               July 31, 2001



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


(7)  Selling, general and administrative expense:
     --------------------------------------------

                                                  Three months ended
                                                 July 31       July 31
                                                  2001           2000
                                               ----------    ----------
     Selling expenses:
       Salaries and benefits                   $    7,268    $     -
       Commissions                                  7,699          -
       Advertising                                 38,502       306,816
       Travel                                       8,996        74,025
       Trade meetings                                 -           1,742
                                               ----------    ----------
                                                   62,466       382,583

     General and administrative expenses:
       Salaries and benefits                      198,755       194,146
       Technical support and operations            48,103        43,767
       Insurance                                      741         8,446
       Bad debt expense                             8,955           -
       Telephone and facsimile                      6,564         8,001
       Professional services                       99,481       129,209
       Other                                       44,367        44,396
                                               ----------    ----------
                                                  406,966       427,965
                                               ----------    ----------
Total selling, general and
  administrative expenses                      $  469,432    $  810,548
                                               ==========    ==========

Item 2.     Management's Discussion and Analysis or Plan of Operations
            ----------------------------------------------------------

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

We began generating advertising revenues in August 1999. We have only recently begun to charge membership subscription fees for our Worldbid web sites. We are presently repositioning our revenue model to a revenue model based on charging fees to businesses for membership subscriptions to our Worldbid web sites from one that earns revenues from advertising on e-mail notifications. As we undertake this repositioning strategy, our revenues from advertising are becoming a smaller proportion of overall revenues. We have undertaken this repositioning strategy based on our belief that our Worldbid web sites now offer sufficient value to businesses to justify charging a fee to businesses that choose to become members of our Worldbid web sites. However, there is no assurance that our fee-based subscription revenue model will be commercially successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED
JULY 30, 2000

Revenues
--------
We had revenues of $67,146 for the three months ended July 31, 2001, compared to $30,766 for the three months ended July 31, 2000. Our revenues from sales of membership subscriptions to our Worlbid web sites for the three months ended July 31, 2001 were $66,917, representing 99.7% of our total revenues. We did not earn any revenue from subscription sales during the three months ended July 31, 2000. Our revenues from advertising on e-mail trade notifications declined to $229 for the three months ended July 31, 2001, compared to $30,766 for the three months ended July 31, 2000.
 The increase in overall revenues was attributable to revenues from subscriptions sales and reflects our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. The decrease in revenues from advertising reflects both the general market decline in advertising revenues on the Internet and our decision to pursue revenues from sales of membership subscriptions to our Worldbid web sites. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements on e-mail trade notifications will not increase materially within the current fiscal year.

Operating Expenses
------------------
Our operating expenses were $575,905 for the three months ended
July 31, 2001, compared to operating expenses of $831,272 for the three months ended July 31, 2000. The decrease in our operating expenses of $255,367 reflects our decision to scale back our selling and marketing expenses in the three months ended July 31, 2001 due to limited working capital and our decision to reduce our overall business infrastructure.

Our selling, general and administrative expenses decreased to $469,432 for the three months ended July 31, 2001, compared to $810,548 for the three months ended July 31, 2000. The decrease in our selling, general and administrative expenses was primarily attributable to the decrease in our selling expenses to $62,466 for the three months ended July 31, 2001 from $382,583 for the three months ended July 31, 2000, representing a decrease in the amount of $320,117.

Our general and administrative expenses decreased to $406,966 for the three months ended July 31, 2001, compared to $427,965 for the three months ended July 31, 2000. The decrease in general and administrative expenses was primarily attributable to a reduction in professional fees to $99,481 for the three months ended July 31, 2001, compared to $129,209 for the three months ended July 31, 2000. Expenses on salaries and benefits were $198,755 for the three months ended July 31, 2001, compared to $194,146 for the three months ended July 31, 2000. We expect that our general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to reduce our business operations to reflect our lack of adequate working capital.

During the three months ended July 31, 2001, we experienced substantial decreases in selling costs. Selling expenses were $62,466, or 10.8% of total expenses for the three months ended July 31, 2001, compared to $382,583 or 46.0% of total expenses for the three months ended July 31, 2000. The reduction in selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expenses increased to $21,006 for the three months ended July 31, 2001, compared to $724 for the three months ended July 31, 2000. The increase interest expense was the result of loans that have been advanced to enable us to maintain our business operations.

Net Loss
--------
We recorded a net loss of $508,759 for the three months ended July 31, 2001, compared to a net loss of $800,506 for the three months ended July 31, 2000. The reduced loss reflects the marginal increase in our revenues and the reduction to our selling, general and administrative expenses during the three months ended July 31, 2001, compared to the three months ended July 31, 2000.

If we are able to achieve the required financing, we anticipate that our operating expenses will increase as we carry out our business strategy and plan of operations due to the following factors:

1. we plan a substantial marketing and sales program over the next twelve months in order to increase our paid registered user base and to develop and promote our regional and vertical partner sites;

2. we anticipate incurring increased expenses associated with anticipated increased usage of the Worldbid web sites and expansion of our business;

3. we anticipate incurring increased expenses associated with developing programs and software systems required to handle a larger membership base; and

4. we anticipate incurring additional expenses associated with completing and managing our plan of operation and expansion efforts.

If these increased operating expenses do not result in us achieving increased revenues, then our losses will increase.

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $38,160 as at July 31, 2001, compared to cash on hand of $45,217 as at April 30, 2001. We had a working capital deficit of $663,909 as at July 31, 2001, compared to a working capital deficit of $766,524 at April 30, 2001.

We were dependent on sales of our equity securities and loans from certain of our shareholders during the three months ended July 31, 2001 to finance our business operations. We realized the following proceeds from sales of equity securities during the three months ended July 31, 2001:

A. $400,000 from the sale of 2,000,000 shares and 1,000,000 share purchase warrants on May 10, 2001; and

B. $120,000 from the sale of 600,000 shares and 300,000 share purchase warrants on June 8, 2001.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. The total amount of shareholders loans payable by us to Mr. Anderson and Mr. Moll was $218,450 as of July 31, 2001, compared to $223,450 as of April 30, 2001. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations.

Our monthly marketing and operating expenses are approximately
$120,000 per month. Our current cash reserves are not sufficient to enable us to sustain our business operations for a period of more than one month. Accordingly, we immediately require additional financing to finance our business operations if we are to continue as a going concern. We are presently pursuing additional financing and we anticipate that any additional financing would be through sales of secured convertible notes and share purchase warrants, as discussed below, sales of our common stock or through loans from our shareholders. However, we do not have any commitments in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we plan to scale back our business operations in order to reduce expenditures. Actions that we may take to reduce our expenditures may include: (i) reducing our marketing and sales efforts; (ii) reducing staff; (iii) reducing our Web site operations and the level of services that we provide; (iv) selling assets; (v) disposing of business units; or (vi) suspending our operations.

Our board of directors has approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations.
 The offering will consist of the offering of up to 1,500 units. Each unit will consist of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the "Series X Share Purchase Warrants"). The offering is planned to be completed pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes will be guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee will be secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes will be convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.   $0.05 per share if exercised prior to September 30, 2002;

b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

Our directors also approved extension of exercise dates and reduction of exercise prices for all of Worldbid's presently outstanding share purchase warrants such that the terms of the outstanding warrants will be the same as the Series X Share
Purchase Warrants. Our directors have also approved a reduction of the exercise price of all outstanding stock options to an exercise price of $0.10 per share.

Our board of directors is of the opinion that these measures are necessary to ensure continued development of Worldbid's business in the current difficult market situation which has severely hampered Worldbid's ability to obtain equity financing to meet the ongoing requirements of its expanding business. Our board of directors is of the opinion that the consideration for the secured convertible notes and the share purchase warrants is fair and adequate in view of the current trading price of our common stock, recent sales of our common stock by Global Internet Holdings Ltd. and the reluctance of outside investors to invest in our securities, despite the best efforts of management to raise financing from sales of our securities, due to the current depressed market and due to our inability to achieve strong revenue growth. Global Internet Holdings Ltd. is a company controlled by

Mr. Scott Wurtele, our former chief executive officer and a former director. We have not completed any sales of the proposed convertible secured notes. We are presently in the process of preparing the required offering documents to proceed with this offering. There is no assurance that we will complete any sales of the proposed convertible secured notes.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include the risk factors that we identified in our Form 10-KSB Annual Report filed with the SEC on August 14, 2001. These risk factors include, but are not limited to:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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


Item 2.  Changes in Securities
         ---------------------

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

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         Mr. Roy Berelowitz resigned as our president and as one of our directors on August 17, 2001.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

EXHIBITS

         None

REPORTS ON FORM 8-K

On March 9, 2001, we filed a Current Report on Form 8-K to
announce our acquisition of RequestAmerica.com, Inc.   On May 9,
2001, we filed an amendment to this Current Report on Form 8-K to include the audited financial statements of RequestAmerica.com, Inc.

                                SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION


By:  /s/ Logan Anderson
    ------------------------------------------
    Logan Anderson, Chief Executive Officer
    Director
    Date:  September 14, 2001


By:  /s/ Howard Thomson
     ------------------------------------------
     Howard Thomson, Chief Financial Officer
     Director
     Date:  September 14, 2001