Form 10QSB
period 2001-10-31
WORLDBID CORP
filed 2001-12-24
CIK 1080399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  October  31,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _____________ to


          Commission  File  Number     0-26729
                                       -------

                              WORLDBID CORPORATION
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                  88-0427619
--------------------------------             ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation  or  organization)


810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA                                   98230
---------------------------------------      --------------
(Address of principal executive offices)     (Zip  Code)

Issuer's telephone number,
including area code:                         (360) 332-1752
                                             --------------



     --------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,155,953 shares of $0.00001 par value common stock outstanding as of November 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                              WORLDBID CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                                    Unaudited

                   Six months ended October 31, 2001 and 2000

                              WORLDBID CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                   (Unaudited)

                                                 Oct. 31         April 30
         Assets                                    2001             2001

Current assets:
     Cash and cash equivalents                $    5,348       $   45,217
     Trade accounts receivable                       972           14,668
     Receivables, other                           47,604           41,378
     Prepaid expenses                                  -           21,916
                                              ----------       ----------
              Total current assets                53,924          123,179

Surety Deposit                                    10,000                -
Debt Issuance Costs                               29,427                -
Property, plant and equipment, less
accumulated depreciation                         198,729          293,660

Intangible assets, less accumulated
amortization                                     158,771          207,200
                                              ----------       ----------
                                              $  450,851       $  624,039
                                              ==========       ==========

         Liabilities and Stockholders' Deficit

Current liabilities:

     Notes payable                                25,000          100,000
     Accounts payable and accrued expenses    $  518,330       $  566,253
     Shareholder loans                           231,450          223,450
                                              ----------       ----------
              Total current liabilities,
              being total liabilities            774,780          889,703

     15% Guaranteed Convertible Notes            136,000                -

Stockholders' equity:
     Common shares                                24,156           21,601
     Additional paid-in capital                4,562,718        4,082,473
     Contributed surplus                          38,200                -
     Deficit                                  (5,095,265)      (4,334,934)
                                              ----------       -----------
     Accumulated other comprehensive loss        (10,262)         (34,804)
                                              ----------       -----------
               Total stockholders' deficit      (459,929)        (265,664)
                                              ----------       -----------
                                              $  450,851       $   624,039
                                              ==========       ===========





Liquidity  and  future  operations  (note  2)
Commitments  and  contingencies  (note  8)

          See accompanying notes to the unaudited financial statements.

                                                                         4


                                              WORLDBID CORPORATION
                                                AND SUBSIDIARIES
                               Consolidated Statements of Operations and Deficit
                                                   Unaudited



                                                    Three Months Ended                 Six months ended
                                               Oct. 31, 2001   Oct. 31, 2000    Oct. 31, 2001   Oct. 31, 2000

                                               -------------   -------------    -------------   -------------

Revenues:
     Advertising                               $      7,544    $     13,689     $      7,773    $    44,455
     Membership and partnership fees                 89,503               -          156,420              -
                                               -------------   -------------    -------------   -------------
                                                     97,047          13,689          164,193         44,445
Expenses:
     Selling, general and administrative
     expenses (note 8)                              276,440         813,897          745,872      1,624,445
     Interest expense                                10,495          38,942           31,501         39,666
     Depreciation and amortization                   61,684          22,006          125,151         42,006
     Loss on disposal of fixed assets                     -               -           22,000              -
                                               -------------   -------------    -------------   -------------
              Total expenses                        348,619         874,845          924,524      1,706,117
                                               -------------   -------------    -------------   -------------
              Net loss                              251,572         861,156          760,331      1,661,662

Other comprehensive loss:  foreign currency
  translation adjustment                             45,066               -           46,586              -
                                               -------------   -------------    -------------   -------------
              Comprehensive loss                    206,506         861,156     $    713,745    $ 1,661,662
                                               =============   =============    =============   =============
Deficit, beginning of period                      4,843,693       1,976,718     $  4,334,934    $ 1,176,212
Net loss for period                                 251,572         861,156          760,331      1,661,662
                                               -------------   -------------    -------------   -------------
Deficit, end of period                            5,095,265       2,837,874     $  5,095,265    $ 2,837,874

Net loss per common share - basic
  and diluted                                  $      (0.01)    $      0.06     $      (0.03)   $      0.12

Weighted average number of common shares
  Outstanding                                     23,887,693     14,526,000       23,660,845     14,048,413


                         See accompanying notes to the unaudited financial statements.

                                 WORLDBID  CORPORATION
                                   AND  SUBSIDIARIES
                        Consolidated  Statements  of  Cash  Flows
                                        Unaudited


                                                    Six months ended
                                                 Oct. 31      Oct. 31
                                                   2001          2000
                                                ----------   -----------
Cash flows from operating activities:          $  (760,331) $ (1,661,662)
Items not involving cash
     Amortization                                  125,151        42,006
     Foreign exchange on subsidiary operations      45,586         9,392
     Loss on disposal of fixed assets               22,000             -
     Services received in exchange for equity        4,000             -
Change in non-cash working capital items
     Accounts receivable                            13,696       (19,707)
     Receivables, other                             (6,226)            -
     Prepaid expenses                               11,916      (118,062)
     Accounts payable and accrued expenses         (47,993)      295,950
                                                ----------   -----------
              Net Cash used in operating
                Activities                        (592,201)   (1,452,083)
                                                ----------   -----------

Cash flows from investing activities:
     Capital expenditures                          (12,668)     (137,396)
                                                ----------   -----------
              Net cash used in investing
                Activities                         (12,668)     (137,396)
                                                ----------   -----------

Cash flows from financing activities:
     Proceeds from issuance of notes payable        25,000)            -
     Repayment of notes payable                   (100,000)            -
     Proceeds from shareholder loans, net            8,000       426,250
     Proceeds from issuance of common stock        496,000       681,250
     Proceeds from issuance of convertible notes   136,000             -
     Share subscriptions                                 -       500,000
                                                ----------   -----------
              Net cash provided by financing
                Activities                         565,000     1,607,500
                                                ----------   -----------
Net increase (decrease) in cash and cash
  equivalents                                      (39,869)       18,021

Cash and cash equivalents at beginning
  of period                                         45,217        86,911
                                                ----------   -----------
Cash and cash equivalents at end of period     $     5,348  $    104,932
                                                ==========   ===========



      See  accompanying  notes  to  the  unaudited  financial  statements.


                              WORLDBID CORPORATION
                                AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements (in US $)
                   Six months ended October 31, 2001 and 2000


(1)     Business  and  basis  of  presentation:

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

The unaudited consolidated financial statements of the Company at October 31, 2001 and for the six month period then ended include the accounts of the Company and its wholly-owned subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the six months ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on August 14, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

(2)     Liquidity  and  future  operations:

The Company has sustained net losses and negative cash flows from operations since its inception. At October 31, 2001 the Company has negative working capital of $720,856. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is however no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

                              WORLDBID CORPORATION
                                AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements (in US $)
                   Six months ended October 31, 2001 and 2000

(3)     Foreign  currency:

The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the comprehensive income (loss) in stockholders' deficit.

(4)     Net  loss  per  share:

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

(5)     Acquisitions:

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

(b)     Worldbid.com:

On February 15, 1999 acquired a website and all other rights from Global Internet Holdings Ltd. ("GIH"). The Company issued a total of 6,000,000 restricted shares of common stock with a $30,000 value pursuant to the acquisition agreement.

The Company and GIH have agreed that the GIH shares would be held in escrow for a period of four years on the terms and conditions of an escrow agreement between the Company. Shares not yet released will be released to GIH in accordance with the Escrow Agreement and are summarized below:

     Anniversary  of  closing  date     Number  of  shares
     ------------------------------     ------------------
     February  15,  2002                2,000,000  shares
     February  15,  2003                2,000,000  shares

                              WORLDBID CORPORATION
                                AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements (in US $)
                   Six months ended October 31, 2001 and 2000

(6)     Share  purchase  options

During the six months ended October 31, 2001, the directors approved an extension of exercise dates and reduction of exercise prices for all of Worldbid's presently outstanding share purchase warrants and a reduction of the share exercise price of $0.10 per share

(7)     15%  Guaranteed  Convertible  Notes

Under an Offering Memorandum dated September 20, 2001, the Company is offering on a best efforts basis up to 1,500 Units, each consisting of a $1,000, 15% interest payable annually, guaranteed convertible note and 20,000 Series X purchase warrants. The notes are guaranteed by the Company's wholly-owned subsidiary Worldbid Canada Corporation and are secured by a general security agreement charging present and future acquired assets of the subsidiary that will be subordinated to certain indebtedness of the subsidiary. At the option of the holder, the note may be converted into common shares of the Company on the basis of the lesser of 50% of the average market price of the Company's shares for the 10 days preceding conversion or $0.05 per share.

Worldbid at its option may elect to issue common shares in satisfaction of its interest obligation on the basis of 75% of the average market price of the Company's shares for the 10-day period immediately preceding the interest payment date.

     The  notes  when  issued  will  be  due  on  September  30,  2004.

Each warrant will entitle the holder to purchase one common share of the Company on the following basis

(a)     $0.05  per  share  if  exercised  prior  to  September  30,  2002

(b) $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003 and

(c) $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

(8)     Commitments  and  contingencies:

(a)     Lease  obligations:

The Company leases office space under a non-cancelable operating lease agreement that expires on July 31, 2003. Future minimal rental commitments are as follows:
                          Year                    Amount
                          ----                    ------
                          2002              $     38,213
                          2003              $     76,427
                          2004              $     19,107

The Company is also obligated under a lease for a period of 60 days from date of notice of cancellation with its server provider in the amount of $7,516.

                              WORLDBID CORPORATION
                                AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements (in US $)
                   Six months ended October 31, 2001 and 2000


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

(c)  Contingent  share  issue:

The company is currently resolving a dispute with a third party that may result in the issue of additional shares for no additional cash consideration.


(9)     Selling,  general  and  administrative  expense:


                                                  Three Months Ended                  Six months ended

                                                 Oct. 31       Oct. 31              Oct. 31       Oct. 31
                                                  2001           2000                2001           2000
                                               ----------    ----------            ----------    ----------
     Selling expenses:
       Salaries and benefits                      $28,012      $157,003               $35,280      $301,153
       Commissions                                  2,506         1,317                10,205         2,553
       Marketing Expense                           10,261       372,278                48,763       677,784
       Travel                                      18,016        18,665                27,012        92,690
       Trade meetings                                 -               3                     -         1,745
                                               ----------    ----------            ----------    ----------
                                                   58,795       549,266               121,260     1,075,925

     General and administrative expenses:
       Salaries and benefits                      153,224        78,202              351,979       148,192
       Technical support and operations            37,270        84,335               85,373       136,652
       Insurance                                        6        15,665                  747        24,111
       Bad debt expense                             6,063         1,360               15,018         1,360
       Telephone and facsimile                      4,513        16,153               11,077        24,154
       Professional services                       18,313        38,050              111,794       162,468
       Other                                       (1,744)       30,866               42,624        51,583
                                               ----------    ----------            ----------    ----------
                                                  217,644       264,631              624,612       548,520
                                               ----------    ----------            ----------    ----------
Total selling, general and
  administrative expenses                        $276,440      $813,897             $745,872    $1,624,445
                                               ==========    ==========           ==========    ==========



Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

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

RESULTS  OF  OPERATIONS

SIX  MONTHS ENDED OCTOBER 31, 2001 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2000

Revenues

We had revenues of $164,193 for the six months ended October 31, 2001, compared to $44,455 for the six months ended October 31, 2000. Our revenues from sales of membership subscriptions to our Worldbid web sites for the six months ended October 31, 2001 were $156,420, representing 95.3% of our total revenues. We did not earn any revenue from subscription sales during the six months ended October 31, 2000. Our revenues from advertising on e-mail trade notifications declined to $7,773 for the six months ended October 31, 2001, compared to $44,455 for the six months ended October 31, 2000. The increase in overall revenues was attributable to revenues from subscriptions sales and reflects our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. The decrease in revenues from advertising reflects both the general market decline in advertising revenues on the Internet and our decision to pursue revenues from sales of membership subscriptions to our Worldbid web sites. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements on e-mail trade notifications will not increase materially within the current fiscal year.

Operating  Expenses

Our operating expenses were $924,524 for the six months ended October 31, 2001, compared to operating expenses of $1,706,117 for the six months ended October 31, 2000. The decrease in our operating expenses of $781,593 reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the six months ended October 31, 2001 due to limited working capital.

Our selling, general and administrative expenses decreased to $745,872 for the six months ended October 31, 2001, compared to $1,624,445 for the six months ended October 31, 2000. The decrease in our selling, general and administrative expenses in the amount of $878,573 was primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to reduce our business operations to reflect our lack of adequate working capital.

During the six months ended October 31, 2001, we experienced substantial decreases in selling costs. Our selling expenses were reduced to $121,260 for the six months ended October 31, 2001, compared to $1,075,925 for the six months ended October 31, 2000. The reduction in selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense was $31,501 for the six months ended October 31, 2001, compared to $39,666 for the six months ended October 31, 2000. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations.

Net  Loss

We recorded a net loss of $713,765 for the six months ended October 31, 2001, compared to a net loss of $1,661,662 for the six months ended October 31, 2000. The reduced loss reflects the marginal increase in our revenues and the substantial reduction to our selling, general and administrative expenses during the six months ended October 31, 2001, compared to the six months ended October 31, 2000.

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

We will not be able to proceed with these plans if we do not achieve the required financing.

If we are able to proceed with these plans but the increased operating expenses incurred do not result in us achieving increased revenues, then our losses will increase.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $5,348 as at October 31, 2001, compared to cash on hand of $45,217 as at April 30, 2001. We had a working capital deficit of $720,856 as at October 31, 2001, compared to a working capital deficit of $766,524 at April 30, 2001.

We were dependent on sales of our equity securities and loans from certain of our shareholders during the six months ended October 31, 2001 to finance our business operations. We realized the following proceeds from sales of equity securities during the three months ended October 31, 2001:

A. $31,000 from the sale of 155,000 shares and 77,500 share purchase warrants on May 10, 2001; and

B.     $136,000  from  the  sale  of  our  15%  guaranteed  convertible  notes.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. The total amount of shareholders loans payable by us to Mr. Anderson and Mr. Moll was $231,450 as of October 31, 2001, compared to $223,450 as of April 30, 2001. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations.

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

During the three months ended October 31, 2001, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the "Series X Share Purchase Warrants"). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee will be secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes will be convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.     $0.05  per  share  if  exercised  prior  to  September  30,  2002;

b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

We completed sales of $136,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the three months ended October 31, 2001. We have completed sales of an additional $14,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants subsequent to October 31, 2001. There is no assurance that we will complete any additional sales of the proposed convertible secured notes.

During  the  three  months  ended October 31, 2001, our directors also approved:

a. an extension of exercise dates and reduction of exercise prices for all of Worldbid's presently outstanding share purchase warrants such that the terms of the outstanding warrants will be the same as the Series X Share Purchase Warrants; and

b. a reduction of the exercise price of all outstanding stock options to an exercise price of $0.10 per share.

Our board of directors is of the opinion that these measures taken during the three months ended October 31, 2001 were necessary to ensure continued development of Worldbid's business in the current difficult market situation which has severely hampered Worldbid's ability to obtain equity financing to meet the ongoing requirements of its expanding business. Our board of directors is of the opinion that the consideration for the secured convertible notes and the share purchase warrants is fair and adequate in view of the current trading price of our common stock, recent sales of our common stock by Global Internet Holdings Ltd. and the reluctance of outside investors to invest in our securities, despite the best efforts of management to raise financing from sales of our securities, due to the current depressed market and due to our inability to achieve strong revenue growth. Global Internet Holdings Ltd. is a company controlled by Mr. Scott Wurtele, our former chief executive officer and a former director.

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

E. the success of any marketing and promotional campaign which we conduct for the Worldbid web sites.; and

F. our ability to continue to maintain business operations with reduced operating capital.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

We and our operating subsidiary, Worldbid Canada Corporation, have been named as defendants in an action commenced by the Bank of Montreal in the Supreme Court of British Columbia in June, 2001 against ourselves, Worldbid Canada Corporation and Mr. Howard Thomson, our treasurer and chief financial officer and one of our directors. This legal proceeding was reporting in our Form 10-QSB for the three months ended July 31, 2001. There were no material developments in these legal proceedings during the three months ended October 31, 2001.

We have been threatened with legal action by one of our investors who purchased our securities during the three months ended July 31, 2001 as a result of our decision to proceed with our offering of 15% guaranteed convertible notes and Series X Share Purchase Warrants. The securities purchased were units, each of which was comprised of one share of our common stock and one-half of one share purchase warrant, at a price of $0.20 per share. Our board of directors is considering resolving this threat of litigation by issuing additional shares of our common stock to all purchasers of our $0.20 unit offering in consideration of each purchaser executing a release in our favor of any and all claims arising from their purchase of units.

Item  2.  Changes  in  Securities

We completed the sale of 136 15% guaranteed convertible note and Series X Share Purchase Warrants units during the three months ended October 31, 2001 for proceeds of $136,000. Each unit sold consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X Share Purchase Warrants. The units were offered and sold pursuant to Regulation S of the Securities Act of 1933 to persons who are not "U.S. Persons", as defined in Regulation S. No commissions or fees were paid in connection with the sales of units. The convertible notes are due on September 30, 2004 and bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.     $0.05  per  share  if  exercised  prior  to  September  30,  2002;

b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

We completed the sale of 155,000 units at a price of $0.20 per unit during the three months ended October 31, 2001. We have received proceeds of $31,000 from the sale of these units. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price $0.05 per share if exercised prior to September 30, 2002, at a price of $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and at a price of $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004. A total of 155,000 shares and 77,500 share purchase warrants were issued. Each purchaser was a non-US person. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.


Item  3.  Defaults  upon  Senior  Securities

None


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None


Item  5.  Other  Information

Mr. David Kennet was appointed as our vice-president of business development on November 28, 2001.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

Exhibit  4.1     Form  of  15%  Guaranteed  Convertible  Notes
Exhibit  4.2     Form  of  Series  X  Share  Purchase  Warrant

REPORTS  ON  FORM  8-K

None

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID  CORPORATION


By:  /s/ Logan Anderson
     ________________________________________
     Logan  Anderson, Chief Executive Officer
     Director
     Date:     December 21,  2001


By:  /s/ Howard Thomson
     ________________________________________
     Howard Thomson, Chief Financial Officer
     Director
     Date:  December  21,  2001