Form 10QSB
period 2002-01-31
WORLDBID CORP
filed 2002-03-22
CIK 1080399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2002

[   ]   Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period            to


          Commission  File  Number     0-26729
                                       -------

                              WORLDBID CORPORATION
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     NEVADA                              88-0427619
--------------------------------         ----------------
(State  or other jurisdiction of         (IRS Employer Identification No.)
incorporation  or  organization)


810  PEACE  PORTAL  DRIVE,  SUITE  201
BLAINE,  WA                              98230
---------------------------------------  -----
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                  (360)  332-1752
                                         ---------------


       ___________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,155,953 shares of $0.001 par value common stock outstanding as of March 19, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                              WORLDBID CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                            JANUARY 31, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


WORLDBID  CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                 (Stated in U.S. Dollars)
-----------------------------------------------------------------------------------------
                                    JANUARY 31     APRIL 30
                                      2002          2001
-----------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                    $         -   $    45,217
  Trade accounts receivable                                            972        14,668
  Receivables, other                                                27,444        41,378
  Prepaid expenses                                                       -        21,916
                                                               ------------  ------------
                                                                    28,416       123,179

Surety Deposit                                                      10,000             -

Property, Plant And Equipment, less accumulated depreciation       164,733       293,660
Intangible Assets, less accumulated amortization                   131,320       207,200
                                                               ------------  ------------

                                                               $   334,469   $   624,039
==========================================================================================


LIABILITIES

Current
  Notes payable                                                $    25,000   $   100,000
  Accounts payable and accrued liabilities                         695,145       566,253
  Shareholder loans                                                237,209       223,450
                                                               ------------  ------------

                                                                   957,354       889,703
                                                               ------------  ------------



15% Guaranteed Convertible Notes                                   247,000             -
                                                               ------------  ------------

STOCKHOLDERS' EQUITY

Common Shares                                                       24,156        21,601
Additional Paid-In Capital                                       4,549,718     4,082,473
Contributed Surplus                                                 38,200             -
Deficit                                                         (5,492,433)   (4,334,934)
Accumulated Other Comprehensive Loss                                10,474       (34,804)
                                                               ------------  ------------

                                                                  (869,885)     (265,664)
                                                               ------------  ------------
                                                               $   334,469   $   624,039
==========================================================================================

Liquidity And Future Operations (Note 2)




          See accompanying notes to the unaudited financial statements


                                             WORLDBID  CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                                 (Unaudited)
                                           (Stated in U.S. Dollars)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                             JANUARY 31                 JANUARY 31
                                        2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------



Revenues
Advertising                            $     8,685   $    21,360   $    16,458   $    65,815
Membership and partnership fees             53,680             -       210,100             -
                                       ------------------------------------------------------


                                            62,365        21,360       226,558        65,815
                                       ------------------------------------------------------



Expenses

Selling, general and
 administrative expenses (Note 8)          385,764       814,245     1,131,636     2,438,690
Interest expense                            12,260        36,575        43,761        76,241
Depreciation and amortization               61,509        24,230       186,660        66,236
Loss on disposal of fixed assets                 -             -        22,000             -
                                       ------------------------------------------------------


                                           459,533       875,050     1,384,057     2,581,167
                                       ------------------------------------------------------


Net Loss For The Period                   (397,168)     (853,690)   (1,157,499)   (2,515,352)
Foreign Currency Translation Adjustment        212             -        45,278             -
                                       ------------------------------------------------------
Comprehensive Loss                        (396,956)     (853,690)   (1,112,221)   (2,515,352)
=============================================================================================
Deficit, Beginning Of Period            (5,095,265)   (2,837,874)   (4,334,934)   (1,176,212)

Net Loss For The Period                   (397,168)     (853,690)   (1,157,499)   (2,515,352)
                                       ------------------------------------------------------

Deficit, End Of Period                 $(5,492,433)  $(3,691,564)  $(5,492,433)  $(3,691,564)
=============================================================================================
Net Loss Per Share-Basic And Diluted   $     (0.02)  $     (0.06)  $     (0.05)  $     (0.17)
=============================================================================================
Weighted Average Number
 Of Common Shares Outstanding            3,405,337    15,220,109    24,040,212    14,391,295
=============================================================================================



          See accompanying notes to the unaudited financial statements


                              WORLDBID  CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                         NINE  MONTHS  ENDED
                                                         ===================
                                                             JANUARY  31
                                                          2002          2001
                                                      ------------  ------------
Cash Flows From Operating Activities
  Net loss for the period                             $(1,157,499)  $(2,515,352)
  Items not involving cash:
   Amortization                                           186,660        66,236
   Foreign exchange on subsidiary operations               45,278        11,159
   Loss on disposal of fixed assets                        22,000           515
   Services received in exchange for equity                 4,000       100,000
                                                      ------------  ------------
                                                         (899,561)   (2,337,442)

  Change in non-cash working capital items:
   Accounts receivable                                     13,696        23,336


   Receivables, other                                      13,934             -
   Prepaid expenses                                        11,916       (13,183)
   Accounts payable and accrued expenses                  128,892       242,250
                                                      ------------  ------------
                                                         (731,123)   (2,085,039)
                                                      ------------  ------------
Cash Flows From Investing Activity
  Capital expenditures                                    (12,280)     (228,123)
                                                      ------------  ------------
Cash Flows From Financing Activities
  Proceeds from issuance of notes payable                  25,000             -
  Repayment of notes payable                             (100,000)      100,000
  Proceeds from shareholder loans, net                     13,759       803,450
  Proceeds from issuance of common stock                  512,427     1,381,250
  Proceeds from issuance of convertible notes             247,000             -
  Share subscriptions                                           -         5,000
                                                      ------------  ------------
                                                          698,186     2,289,700
                                                      ------------  ------------
Net Increase (Decrease) In Cash And Cash Equivalents      (45,217)      (23,462)

Cash And Cash Equivalents, Beginning Of Period             45,217        86,911
                                                      ------------  ------------
Cash And Cash Equivalents, End Of Period              $         -   $    63,449
================================================================================

          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BUSINESS  AND  BASIS  OF  PRESENTATION

Worldbid Corporation (the "Company") was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade web site. The Company operates in one business segment. The Company has consolidated its two wholly-owned subsidiary companies, RequestAmerica.com, Inc. and Worldbid Canada Corporation. All significant inter-company balances and transactions have been eliminated in the consolidation.

The unaudited consolidated financial statements of the Company at January 31, 2002, and for the nine month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2002 are consistent with those used in fiscal 2001. The results of operations for the nine months ended January 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2002. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2001 and the notes thereto included in the Company's Form 10-KSB filed with the SEC on August 14, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.


2.     LIQUIDITY  AND  FUTURE  OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At January 31, 2002, the Company has negative working capital of $928,938. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

                              WORLDBID CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES


                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     2002      2001         2002        2001
                                                    ==================  ======================
Selling expenses
  Salaries and benefits                             $ 12,188  $ 69,975  $   47,448  $  371,128
  Commissions                                          5,239     4,632      26,214       7,185
  Marketing expense                                    5,991    29,533      54,754     707,317
  Travel                                              82,642   135,512     109,654     228,202
  Trade meetings                                           -     6,129           -       7,874
                                                    ------------------  ----------------------
                                                     106,060   245,781     238,070   1,321,706
                                                    ------------------  ----------------------
General and administrative expenses
  Salaries and benefits                              201,406   129,212     553,385     277,404

  Technical support and operations                    26,205    69,278     111,578     205,930
  Insurance                                            1,260    10,926       2,007      35,037
  Bad debt expense                                         -     4,898      15,018       6,258
  Telephone and facsimile                              3,386       199      14,463      24,353
  Professional services                               23,024   228,649     134,817     391,117
  Other                                               24,423   125,302      62,298     176,885
                                                    ------------------  ----------------------
                                                     279,704   568,464     893,566   1,116,984
                                                    ------------------  ----------------------

Total selling, general and administrative expenses  $385,764  $814,245  $1,131,636  $2,438,690
                                                    ==================  ======================

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

We began generating advertising revenues in August 1999. We began to charge membership subscription fees for our Worldbid web sites in April 2001. We have repositioned our revenue model to a revenue model based primarily on charging fees to businesses for membership subscriptions to our Worldbid web sites from one that earns revenues from advertising on e-mail notifications. As we have undertaken this repositioning strategy, our revenues from advertising have become a smaller proportion of overall revenues. We have undertaken this repositioning strategy based on our belief that our Worldbid web sites now offer sufficient value to businesses to justify charging a fee to businesses that choose to become members of our Worldbid web sites. However, there is no assurance that our fee-based subscription revenue model will be commercially successful.

Our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under Liquidity and Financial Condition. In order to address our shortage of cash and working capital, we have taken the following measures in order to reduce our operating costs:

1. We have reduced our staffing level to the minimum number required to continue to support our business operations. We now have a total of eight employees and consultants.

2. We have reduced travel, marketing and selling expenses in order to focus our cash reserves on basic business operations.

3. We have given up our operations office in Victoria, British Columbia in order to reduce our lease expense.

These measures have served to reduce our operating costs and our cash requirements. However, these measures may also impact on our ability to continue to achieve additional revenues.

RESULTS  OF  OPERATIONS

NINE  MONTHS  ENDED  JANUARY  31, 2002 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2001

Revenues

We had revenues of $226,558 for the nine months ended January 31, 2002, compared to $65,815 for the nine months ended January 31, 2001. Our revenues from sales of membership subscriptions to our Worldbid web sites for the nine months ended January 31, 2002 were $210,100, representing 92.7% of our total revenues. We did not earn any revenue from subscription sales during the nine months ended January 31, 2001. Our revenues from advertising on e-mail trade notifications declined to $16,458 for the nine months ended January 31, 2002, compared to $65,815 for the nine months ended January 31, 2001. The increase in overall revenues was attributable to revenues from subscriptions sales and reflects our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See Overview above. The decrease in revenues from advertising reflects both the general market decline in advertising revenues on the Internet and our decision to pursue revenues from sales of membership subscriptions to our Worldbid web sites. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements on e-mail trade notifications will not increase materially within the current fiscal year.

Operating  Expenses

Our operating expenses were $1,384,057 for the nine months ended January 31, 2002, compared to operating expenses of $2,581,167 for the nine months ended January 31, 2001. The decrease in our operating expenses of $1,197,110 reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the nine months ended January 31, 2002 due to limited working capital. See Overview above.

Our selling, general and administrative expenses decreased to $1,131,636 for the nine months ended January 31, 2002, compared to $2,438,690 for the nine months ended January 31, 2001. The decrease in our selling, general and administrative expenses in the amount of $1,307,054 was primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

During the nine months ended January 31, 2002, we experienced substantial decreases in selling costs. Our selling expenses were reduced to $238,070 for the nine months ended January 31, 2002, compared to $1,321,706 for the nine months ended January 31, 2001. The reduction in selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense was $43,761 for the nine months ended January 31, 2002, compared to $76,241 for the nine months ended January 31, 2001. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations.

Net  Loss

We recorded a net loss of $1,157,499 for the nine months ended January 31, 2002, compared to a net loss of $2,515,352 for the nine months ended January 31, 2001. The reduced loss reflects the marginal increase in our revenues and the substantial reduction to our selling, general and administrative expenses during the nine months ended January 31, 2002, compared to the nine months ended January 31, 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $NIL as at January 31, 2002, compared to cash on hand of $45,217 as at April 30, 2001. We had a working capital deficit of $929,938 as at January 31, 2002, compared to a working capital deficit of $766,524 at April 30, 2001.

We were dependent on sales of our equity securities and loans from certain of our shareholders during the nine months ended January 31, 2002 to finance our business operations. There is no assurance that we will be able to complete further sales of our equity securities or obtain further loans.

We realized the following proceeds from sales of equity securities during the nine months ended January 31, 2002:

A.     $512,427  from  the  sale  of  shares  of  our  common  stock;  and

B. $247,000 from the sale of our 15% guaranteed convertible notes, as described below.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. The total amount of shareholders loans payable by us to Mr. Anderson and Mr. Moll was $237,209 as of January 31, 2002, compared to $223,450 as of April 30, 2001. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations. We realized aggregate proceeds of $13,759 from shareholder loans during the nine months ended January 31, 2002

Our monthly marketing and operating expenses are approximately $35,000 to $40,000 per month. Our current revenues are approximately $25,000 to $30,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to reduce our operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

We are presently pursuing additional financing and we anticipate that any additional financing would be through sales of secured convertible notes and share purchase warrants, as discussed below, sales of our common stock or through loans from our shareholders. However, we do not have any commitments in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. As we have been unable to raise financing to maintain our prior level of operations, we have scaled back our business operations. See Overview above.

During our second quarter ended October 31, 2001, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the "Series X Share Purchase Warrants"). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee will be secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes will be convertible into shares of Worldbid's common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.     $0.05  per  share  if  exercised  prior  to  September  30,  2002;

b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

We completed sales of $265,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants. Of this amount, $136,000 was sold by us during the three months ended October 31, 2001 and $111,000 was sold by us during the three months ended January 31, 2002. We have completed sales of an additional $18,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants subsequent to January 31, 2002. There is no assurance that we will complete any additional sales of the proposed convertible secured notes.

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

C. our ability to raise additional capital necessary to maintain operations, implement our business strategy and plan of operation and repay our creditors;

D. our ability to compete with existing and new business-to-business electronic commerce web sites;

E. the success of any marketing and promotional campaign which we conduct for the Worldbid web sites.; and

F. our ability to continue to maintain business operations and current revenues with reduced operating capital.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

We and our operating subsidiary, Worldbid Canada Corporation, have been named as defendants in an action commenced by the Bank of Montreal in the Supreme Court of British Columbia in June, 2001 against ourselves, Worldbid Canada Corporation and Mr. Howard Thomson, our treasurer and chief financial officer and one of our directors. This legal proceeding was reporting in our Form 10-QSB for the three months ended July 31, 2001. There were no material developments in these legal proceedings during the three months ended January 31, 2002.

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

Item  2.  Changes  in  Securities

We completed the sale of 111 15% guaranteed convertible note and Series X Share Purchase Warrants units during the three months ended January 31, 2002 for proceeds of $111,000. We have completed the sale of an additional 18 15% guaranteed convertible note and Series X Share Purchase Warrants units for total proceeds of $18,000 subsequent to January 31, 2002. Each unit sold consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X Share Purchase Warrants. The units were offered and sold pursuant to Regulation S of the Securities Act of 1933 to persons who are not "U.S. Persons", as defined in Regulation S. No commissions or fees were paid in connection with the sales of units. The convertible notes are due on September 30, 2004 and bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.     $0.05  per  share  if  exercised  prior  to  September  30,  2002;

b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending January 31, 2002.


Item  5.  Other  Information

Mr. David Kennet was appointed as our vice-president of business development on November 28, 2001.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit  2.1     Agreement  and  Plan  of  Merger  dated  February  2,  2001(3)

Exhibit 2.2 Amendment No. 1 to the Agreement and Plan of Merger dated February 21, 2001(3)

Exhibit 2.3 Articles of Merger of Worldbid (Acquisition) Corporation with and into RequestAmerica.com, Inc.(3)

Exhibit 2.4 Agreement of Merger by and between Worldbid (Acquisition) Corporation and RequestAmerica.com, Inc. (3)

Exhibit 2.5 Certificate of Approval of Agreement of Merger of Worldbid (Acquisition) Corporation(3)

Exhibit 2.6 Certificate of Approval of Agreement of Merger of RequestAmerica.com, Inc. (3)

Exhibit  2.7     RequestAmerica.com,  Inc.  2000  Stock  Option/  Stock Issuance
                 Plan(3)

Exhibit  3.1:    Articles  of  Incorporation(1)

Exhibit  3.2:    Certificate  of  Amendment  of  Articles  of  Incorporation(1)

Exhibit  3.3:    By-Laws  of  the  Company(1)

Exhibit  3.4:    Certificate  of  Amendment  of  Articles  of  Incorporation(2)

Exhibit  4.1:    Specimen  Stock  Certificate(1)

Exhibit  4.2     Form  of  15%  Guaranteed  Convertible  Notes(4)

Exhibit  4.3     Form  of  Series  X  Share  Purchase  Warrant(4)

Exhibit  4.4:    2000  Stock  Option  Plan(2)

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

(2) Incorporated by reference from our Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on December 15, 2000.

(3) Incorporated by reference from Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2000.

(4) Incorporated by reference from our Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on December 24, 2001.


REPORTS  ON  FORM  8-K

On December 24, 2001, we filed a Current Report on Form 8-K to announce the resignation of KPMG LLP Chartered Accountants as our independent auditor and to announce the engagement of Morgan & Company, Chartered Accountants as our principal accountants effective December 18, 2001. We filed an amendment to this Form 8-K Current Report on January 18, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID  CORPORATION


By:  /s/ Logan Anderson
     ___________________________________
     Logan Anderson,  Chief  Executive  Officer
     Director
     Date:     March  21,  2002


By:  /s/ Howard Thomson
     ___________________________________
     Howard Thomson,  Chief  Financial  Officer
     Director
     Date:  March  21,  2002