Form 10KSB
period 2002-04-30
WORLDBID CORP
filed 2002-08-13
CIK 1080399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  fiscal  year  ended  April  30,  2002
                               ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  0-26729
                               -------

                              WORLDBID CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

NEVADA                                               88-0427619
-------------------------------                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

810 Peace Portal Drive, Suite 201
Blaine, Washington                                   98230
-------------------                                  -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (360) 332-1752
                                                     ---------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ended  April  30,  2002  were  $342,383.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 31, 2002 is $176,344.

The number of shares of the issuer's Common Stock outstanding as of July 31, 2002 is 24,155,955 shares.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART  I

Item 1.          Description  of  Business                                   3
Item 2.          Description  of  Property                                   19
Item 3.          Legal  Proceedings                                          19
Item 4.          Submission of Matters to a Vote of Security Holders         20

PART  II

Item 5.          Market  for  Common  Equity  and
                 Related  Stockholder  Matters                               20
Item 6.          Management's  Discussion  and  Analysis
                 Or  Plan  of  Operation                                     22
Item 7.          Financial  Statements                                       27
Item 8.          Changes  in  and  Disagreements  with  Accountants
                 on  Accounting  and  Financial  Disclosure                  35

PART  III

Item 9.          Directors  and  Executive  Officers,  Promoters
                 and  Control  Persons;  Compliance  with
                 Section  16(a)  of  the  Exchange  Act                      36
Item 10.         Executive  Compensation                                     38
Item 11.         Security Ownership of Certain Beneficial Owners
                 And  Management                                             42
Item 12.         Certain  Relationships  and  Related  Transactions          45
Item 13.         Exhibits  and  Reports  on  Form  8-K                       47

SIGNATURES                                                                   50

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


ITEM  1.          Description  of  Business

COMPANY  OVERVIEW

Worldbid Corporation ("We" or "Worldbid") owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. We were founded on the basis of a simple premise: small, mid-sized and even large companies face numerous linguistic, cultural and logistical barriers when trying to find new buyers nationally and internationally or when trying to develop new sources of products or materials nationally and internationally. We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally.

Recent  Developments

Our inability to achieve substantial financing since the beginning of our fiscal year ended April 30, 2002 has forced us to reduce our business operations and to forgo our marketing and advertising plans. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as Worldbid have contributed to our inability to raise additional capital. We have undertaken the following measures to reduce our operating costs in order to reflect our inability to achieve substantial financing:

1. We have determined not to proceed with planned marketing and advertising plans;
2. We have reduced our staffing levels to six full-time contract and five part-time personnel;
3.   We  have  given  up  our  operations  office in Victoria, British Columbia;
4. We have relocated our web site servers from our offices to the offices of an arms length Internet service provider;
5. We have undertaken an offering of secured convertible notes and share purchase warrants in an effort to obtain financing.
6.   We  have  generally  attempted  to  lower  all  our  operating  costs.
7. We have cancelled partnership agreements that did not provide sufficient income to cover costs, including our arrangements with The Times of London and Forbes.
8. We have determined to limit new partnership arrangements to those that provide an immediate revenue stream.

We have been successful in substantially reducing our operating costs while increasing our revenues during the fiscal year ended April 30, 2002. However, we continue to have a working capital deficit and we require additional financing for us to continue our operations.

CORPORATE  ORGANIZATION

Incorporation

We were incorporated pursuant to the laws of the State of Nevada on August 10, 1998.

Subsidiaries

We carry out our web site development and operation activities through our subsidiary, Worldbid Canada Corporation, a British Columbia company that was incorporated on November 5, 1999.


INDUSTRY  BACKGROUND

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

Development  of  the  Worldbid  Web  Sites

We designed the Worldbid web sites to enable businesses throughout the world to discover trade leads for products and services that they are seeking to purchase or sell. Businesses that use the Worldbid Web sites are able to post notices of products or services that they wish to buy or sell in an organized and categorized manner. In addition, businesses may view notices posted by other businesses for products or services that they wish to buy or sell. The Worldbid web sites enable businesses to locate valuable information regarding the products and services which they buy and sell, including: (i) the identities of potential buyers for products and services which are offered for sale; and (ii) the identities of potential sellers of products and services which are sought to be purchased. We use a system of e-mail notifications that are transmitted to businesses using the Worldbid web sites in order to notify businesses of potential new trade leads that are posted by other businesses on the Worldbid web sites. Businesses are then able to contact other businesses directly and negotiate transactions between themselves with minimal involvement from us.

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

Registration

Each business that wishes to take advantage of the Worldbid web sites is required to register with us and pay a subscription prior to posting any offer to sell or request for tender. Businesses are required to register during an on-line Internet session. Each business is required to provide basic information regarding their business and identity and to complete a simple questionnaire. After registration and payment, a business is permitted to post notices of offers, view notices posted by other businesses and receive e-mail notifications of offers from other businesses.

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

Current  Use  of  the  Worldbid  Web  Site

We launched the Worldbid Web Site in January 1999. Since its launch, the Worldbid web site has grown to its present traffic volume of approximately 460,000 trade leads in more than 1,100 PWPaul Wagornthis is now 1100separate industry categories and sub-categories. The average dollar amount of posted trade lead offers is $2 million. Approximately 100,000 PWPaul Wagornthis is now 100,000 companies have signed up as registered users of the Worldbid web sites, of which only a portion are paying subscribers as we determined to grandfather all users who registered prior to our implementation of subscription fees. Currently, new companies are registering as members of our Worldbid web sites at the rate of approximately 90 per day. The Worldbid web sites receive approximately 1 million page views each month, have generally between 300-1000 trade opportunities posted each day, and over 6 million trade notifications per month are emailed out to registered businesses who have requested them. Our experience is that approximately 75% of the businesses that have registered to use our Worldbid web sites are residents of countries outside of the United States.


FEATURES  OF  THE  WORLDBID  WEB  SITES

Categories

The Worldbid web sites have a broad variety of business categories and sub-categories (currently numbering over 1,100PWPaul Wagorn1100), allowing us to serve a wide variety of business and government users. Users can also request additional categories and sub-categories. We believe that this flexible format enables us to attract a broad range of businesses that presently do not have any conventional means of requesting tenders or obtaining requests for their products or services. The global nature of the Internet and its ability to be accessed throughout the world enable the Worldbid web sites to be used by businesses to access markets outside their geographic region.

Company  Showrooms



We have developed a service that allows our registered users to build a "company showroom," or product catalogue, on our Worldbid web site and be listed in the company directory that we have generated. This service, which has quickly grown to include over 4,700 PWPaul Wagorn4700company showrooms, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

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

Bid  Document  Storage

We offer bid document storage as a free, value-added service. This service enables members to upload bidding and tender documents, brochures, specifications and blueprints specific to their posted offers to buy or sell,and allows other members to download this data. We believe this service expedites the tendering process by eliminating the wait for cumbersome mail delivery of relevant documents.

Transaction  Completion  Facilitation

To date we have not engaged in facilitating the completion of transactions initiated between businesses through the Worldbid web sites. The Worldbid web sites have been a means for interested parties to make contacts and pursue negotiations between themselves. We are currently exploring the addition of a value added, fee based service in which we, or a contracted third party, would offer limited facilitation assistance to some transactions. We entered into an agreement in July 2002 with an arms length party that will provide us with the ability to us to provide monetary transactions between members. We plan to integrate this functionality into our Worldbid web sites.

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

We have created two types of Worldbid sub-sites in order to establish the Worldbid Network: (i) regional sub-sites that pertain to specific geographic areas, such as our "WorldbidUK.com" web site; and (ii) industry sub-sites that pertain to specific industries, such as our "WorldbidfashionPWPaul WagornPerhaps we should change this to "worldbidfashion.com" because we just removed this website.com" web site. To date, we have built Worldbid sub-sites for approximately 100 of the approximately 170 domain names that we currently own. Of these web sites, roughly 60 are regional sub-sites and 40 are industry sub-sites.

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

We  evaluate  potential  partners  on  the  following  important  criteria:

-     Number  of  registered  users
-     Number  of  paying  users
-     Number  and  quality  of  trade  leads
-     Homepage  traffic
-     Company  longevity,  financing,  and  reputation
-     Talent  and  experience  of  personnel
-     Web-Site  content
-     Advertising  contacts,  and
-     Business  partnerships.

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

We had entered into approximately eight sub-site strategic alliance arrangements to provide for the development of international Worldbid web sites with regional partners. We determined in our fiscal year ended April 30, 2002 to scale back the number of strategic alliance arrangements to limit these arrangements to those international sites that are generating revenue. Our current strategic alliance arrangements are limited to the following international web sites: (I) worldbidmiddleast.com. (ii) worldbidafrica.com. (iii) worldbiditaly.com. and
(iv) worldbidargentina.com.PWPaul WagornAlthough some contracts still remain in effect, we really only have revenue-generating partnerships with middleeast, Africa, and to a lesser extent, Italy and argentina.

Our partnership arrangements for these Worldbid regional sub-sites are described as follows:

1. We have entered into an arrangement with Tradeworld.net for the operation and marketing of our WorldbidAfrica.com web site. TradeWorld.net (www.tradeworld.net) is jointly owned by prominent South African businesses Johnnic and Rainbow Software International (RSI). This group has a 60-year history of connecting trading partners in Africa and comprises one of thecontinent's largest business-to-business trade companies. TradeWorld currently has 4,500 paying subscribers.

2. We have entered into an arrangement with International Business Trading Company ("IBT") for the operation and marketing of our WorlbidMiddleEast.com web site. IBT is a Kuwaiti based conglomerate business with partnerships with several multinational corporations. IBT has entered into a "super regional" partnership with us respecting the entire Arabian Middle-East and Iran, covering 15 sub-sites in three languages (English, Arabic, and Persian).

3. We have entered into an arrangement with Jais International for the operation and marketing of our WorlbidArgentina.com web site. Jais International has been facilitating national and international trade in Argentina since 1978. Jais International offers trade sourcing and quoting services for companies in Argentina and around the world.

4. We have entered into an arrangement with Stelnet SRL for the operation and marketing of our WorlbidItaly.com web site. StelNet SRL is a pioneer in the Italian B2B market offering information brokerage and has offered export promotion services since 1986. StelNet SRL currently has 50 regional offices located throughout Italy and is actively extending its network of Italian affiliates.


We are continuing to evaluate the development and pursue strategic alliances for new regional sub-sites that can generate immediate revenues. Usage of our regional sub-sites now accounts for approximately 10% of the total usage of the Worldbid web sites.

Technical  Features  of  Worldbid  Network

Our  regional  sub-sites  currently  comprise  user  interfaces in 12 languages:
English, Spanish, French, Simplified Chinese, Japanese, Korean, Dutch, Italian, Portuguese, Romanian, Russian, Turkish, Our industry sub-sites' user interfaces are currently all in English. We have recently begun accepting trade leads posted in languages other than English, and are considering possibly providing translation services for trade leads in the future.

All Worldbid Network sites are now co-located at Pacific Coast Net, an Internet service provider in Victoria, British Columbia. All sites share the same front-end and back-end software, designed and developed in-house. Our software allows us to automatically spawn complete new sub-sites into the Worldbid Network, without requiring any additional software development. As well, the software features a proprietary database architecture which enables the sub-sites to be linked to our "parent site" (i.e., Worldbid.com), but remain independent. Linking the sub-sites to our parent site enables us to allow trade lead data from our parent site to be posted on sub-sites, and vice versa. The trade lead data can be filtered between sites based on defined parameters, such as region or industry.

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

We also earn revenues through revenue sharing arrangements for web sites that are operated pursuant to a partnership or strategic alliance arrangement. These revenues currently account for approximately 27% of our revenues and are comprised primarily of upfront fees paid in connection with web site development.

Membership  Subscription  Fees

Earlier in 2001, we commenced the process of changing the structure of the Worldbid web sites from a free service to a fee-paying subscription membership structure. We are currently selling membership subscriptions for the parent site for USD$599 PWPaul Wagornnow $599per annum to new subscribers. The membership fee is payable in monthly, quarterly, or annual installments. PWPaul Wagornno trial period anymore. We are also systematically contacting new members with the objective of converting them into paying members. The sub-sites vary in their membership subscription fees . We have determine to stop our previous practice of offering free trial periods to prospective new membersWe have continued our determination not to require those original members who signed up prior to our implementation of subscription fees to pay subscription membership fees. Accordingly, we only earn subscription membership fees from new members and those existing members who agree to pay subscription membership fees. We may in the future determine to impose the payment of a subscription membership fee on our original members as a condition of their continued use of the Worldbid web sites.

For sub-sites, we currently negotiate to require our sub-site partners to pay an upfront non-refundable deposit against future sales of sub-site subscription memberships. These non-refundable advance payments against membership subscription sales are negotiated on a case-by-case basis. There is no assurance that we will be able to obtain these non-refundable advance payments.

Revenues from sales of membership subscriptions currently account for approximately 66% of our revenues.

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

Revenues from sales of data mining information currently accounts for approximately 5% of our revenues.

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

Advertisements on our Worldbid web sites consist of banner advertising and "featured" advertising. For "featured" advertisements, a company pays us to"feature" either their company or a selected product or service on our Worldbid web sites.

Revenues from sales of advertising currently accounts for less than 2% of our revenues. Accordingly, while we continue to plan to generate advertising revenues, we do not regard advertising revenues as a principal component of our future revenues.

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

We  have  recently  entered  into  the  following  referral  arrangements:

1. We have entered into a referral agreement with the Federation of International Trade Associations (FITA). We have created a customized site that includes all of the functionality of Worldbid's parent site and the colors are styled after FITA's website. This site is entitled "FITA's Buy Sell Exchange". Under this agreement FITA agrees to aggressively market the customized site through well placed links on fita.org website, and by featuring the customized site in FITA's bi-weekly email newsletter. Worldbid shares subscription and advertising revenue that is generated from the customized site. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

2. We have entered into a referral agreement with Bizprolink Corporation. Bizprolink represents its website, www.bizprolink.com, which contains
                                            ------------------
     private label, industry specific communities. It represents AOL's netbusiness center. Under this agreement Bizprolink and Netbusiness's industry sites include a call to action statement that links to a site that contains sample trade leads from

     Worldbid. This content is framed by the partner's site. The user can then continue through the registration process which invites them to become a member of Worldbid's parent site. Worldbid shares revenue on all paid memberships with Bizprolink. Bizprolink and netbusiness aggressively market Worldbid's content through newsletters and special promotions. Worldbid hosts and maintains the framed content and Worldbid's sales team is in charge of all sales and customer service related to the site. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

3. Worldbid has recently (July, 2002) entered into a strategic alliance agreement with Cambridge Mercantile Corporation, a foreign exchange brokerage in Ontario, Canada. Under the agreement Cambridge will provide Worldbid with a co-branded global payments services platform that can execute spot and forward currency deals, global payments in the form of wire transfers and bank drafts, and multi currency accounts. Worldbid has agreed to market these global payment services to its new and existing clients. Cambridge has agreed to share with Worldbid revenue that is generated via the online platform as well as revenue from clients that are referred directly to Cambridge from Worldbid.

Our previous announced referral agreement with Forbes was terminated during the year ended April 30, 2002 by us based on our determination that this referral arrangement was not generating sufficient revenues to cover the associated expenses. The agreement was terminated without penalty.

Our previously announced referral agreement with Microsoft has generated minimal revenues to date. We are currently not devoting any resources or efforts in expanding or developing further web site traffic from this relationship in view of the fact that revenues have been minimal to date.

Application  Service  Provider  Arrangements

We are continuing to pursue application service provider ("ASP") arrangements in order to market the trade leads that are generated from our Worldbid web sites. We are proposing to enter into application service provider arrangements based on the number and quality of trade leads available at the Worldbid web sites, combined with the functionality of our in-house developed trade lead software, which have allowed us to market ourselves as an application service provider for trade leads. Using an application service provider model, we offer other websites access to our trade leads, allowing the client website to present Worldbid's functionality and content within their own website design. The model can be customized for each client, so each client may choose what functionality and content it wishes. The trade lead portion of the client's site is updated and hosted by Worldbid. Under the application service provider model, revenue is generated from implementation fees, licensing fees and subscription fees, and Worldbid receives a portion of the fees paid by the client's members for access to trade leads. Worldbid is currently in discussions with several potential application service provider clients, but we have not yet entered into any agreements.

Online  Marketing

We determined to suspend on-line marketing activities during our fiscal year ended April 30, 2002 as part of our determination to scale back marketing efforts in order to reduce our operating costs. We will re-evaluate the use of on-line marketing through the use of highly targeted e-mails or banner advertisements if we are able to achieve additional financing to purse these marketing efforts.

Search  Engine  Placement

We also determined to suspended search engine placement activities during our fiscal year ended April 30, 2002 as a means to reduce operating costs. We will re-evaluate these marketing activities if we achieve additional financing as we had previously found search engine placement to be a cost effective method of acquiring new subscribers.

EMPLOYEES

We currently do not have any employees. We have a total of five full-time equivalent contract personnel and six part-time contract personnel. All staff, including our officers and directors, are retained on a contract basis.

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

Operations

We own the servers that host the Worldbid web sites. Our computer network servers are presently located at the facilities of Pacific Coast Net, an arms length Internet service provider in Victoria.

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

Security

We employ a part-time security engineer for our web site operations. Our web site is programmed with encryption technology and all of our Worldbid servers and workstations are behind firewalls. We have also implemented measures to reduce the number of unfriendly web spiders and robots that attempt to enter the web sites. These robots can artificially increase the load on a web server by a substantial amount, and can also steal data from a web site's database. In many web sites, these robots continue undetected; however we have recognized this potential problem, and we have significantly reduced the risk of such attacks through in-house software that is incorporated into our web site operations.

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


RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We have spent the following amounts on research and development activities in the past two fiscal years:




                              April 30, 2001      April 30, 2000
                              to April 30, 2002   to April 30, 2001
                              ------------------  ------------------
Research and Development
   Operating Expenditures:          $NIL                $NIL

Development Expenditures
   Capitalized as Assets:           $NIL                $86,349

Total Research and
   Development Expenditures:        $NIL                $86,349


Research and development activities have consisted of the development of the Worldbid web sites and programming and software developments associated with the Worldbid web sites.


COMPETITION

We currently or potentially compete with a variety of other companies involved in facilitating business transactions via the Internet. These competitors include: (i) direct competing Internet web sites involved in facilitating business to business transactions, including EcEurope.com Inc., Tradecompass.com and Alibaba.com; (ii) competing Internet web sites focused on specific industries, including Petroleumplace.com PWPaul Wagornremove this one; (iii) traditional business to business competitors that are attempting to expand their existing businesses to electronic commerce; and (iv) traditional business to business advertising and commerce competitors, including trade magazines and trade associations. The presence of existing or future competition may impair our ability to charge subscription membership fees and other fees that we may charge for services offered via our Worldbid web sites.

Our business plan anticipates that revenue will continue to be earned from sales of subscription memberships. We face competition for subscription revenue from other trade lead and business-to-business siteshowever with the downturn in the markets over the past year the number has diminished considerably.

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

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  Will  Fail

Our current revenues are not sufficient to pay for our current operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our business plan of operations and satisfy our present creditors. We have financed our business operations to date from sales of equity securities, secured convertible notes and loans advanced by shareholders, including Logan Anderson, one of our directors, and Mr. Harold Moll, the ownerof more than 5% of our common stock and one of our affiliates. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations. There is also no assurance that we will complete any further sales of our secured convertible notes. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations. We may not be able to continue operations if additional financing is not obtained.

As  We  Have  Not  Established  Significant  Revenues,  Our  Business  May  Fail

We acquired our current business and our worldbid.com web site in February 1999 and we did not commence earning revenues until August, 1999. Our revenues for the years ended April 30, 2000, April 30, 2001 and April 30, 2002 totaled only $90,577, $84,794 and $342,383 respectively. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must successfully implement our business plan and marketing strategies in order for us to earn significant revenues. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. If we do not generate additional revenues from our business as planned, then our financial condition and operating results will suffer.

If We Do Not Succeed In Selling Subscription Fees To Users Of Our Worldbid Web Sites, Then We May Not Be Able To Achieve Our Projected Revenues And Our Business May Fail

Our business and marketing strategy contemplates that we will earn the majority of our revenues from subscription fees sold to registered users of our Worldbid web sites. There is no assurance that we will be able to generate substantial revenues from subscription fees or that the revenues generated will exceed our operating costs. Businesses using our Worldbid web sites may not accept paying subscription fees for access to the Worldbid web sites and may determine not to use our Worldbid web sites rather than pay a subscription fee. Businesses may not be prepared to pay a fee in order to post requests for tenders or offers for sales on the Web Site or to receive e-mails of requests for tenders. If businesses are not prepared to pay a fee for the use of Worldbid web sites, then our business may fail.

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

If We Do Not Succeed In Generating Public Recognition Of The Worldbid Web Sites, Then We May Not Be Able To Attract A Sufficient Number of Users to The Worldbid Web Sites In Order For Us To Achieve Profitability

We believe that the successful marketing, development and promotion of the Worldbid web sites are critical to our success in attracting businesses and advertisers. Furthermore, we believe that the importance of customer awareness will increase as low barriers to entry encourage the proliferation of web sites targeting the business to business market. If our marketing and promotion efforts are not successful in developing strong public recognition of the Worldbid web sites, then we may not be able to achieve revenues and our business may fail.

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

H. With the reduction in staffing levels we no longer employ a full time person responsible for security or technical problems that may occur on the web sites.

These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

If  We  Never  Generate  Operating  Profit,  Then  Our  Business  Will  Fail

As of April 30, 2002, our accumulated deficit was $5,632,177. We sustained a $1,297,243 net loss for the year ended April 30, 2002. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our chief operating officer, Mr. Paul Wagorn, and our President and Chief executive officer Logan Anderson. The loss of the services of any of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

If The Computer Systems That We Depend On For The Operation Of The Worldbid Web Sites Fail, Then We May Lose Revenues

Substantially all of our communications hardware and computer hardware is located at a facility in Victoria, British Columbia, Canada owned by an arms length Internet service provider. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate for all losses that may occur. If our computer systems are rendered inoperable by any of these factors, then we may not be able to operate our Worldbid web sites until the problem with our computer systems is cured. We may lose users and potential revenue if we are unable to operate our Worldbid web sites for any extended period or if we have successive periods of inoperability.

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

Our common shares are traded on the NASD OTC Bulletin Board under the symbol "WBID". Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Our stock price is at an all-time low and there is no assurance that our stock price will recover to previous levels. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, the trading volume of our shares on the NASD OTC Bulletin Board has been limited to date. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.


ITEM  2.     Description  of  Property

Our corporate headquarters are located at Suite 201, 810 Peace Portal Drive, Blaine, Washington 98230, where our principal executive functions are carried out. We sub-lease approximately 750 square feet for a term expiring January 30, 2002.

The business operations of our operating subsidiary, Worldbid Canada Corporation, were formerly conducted from leased premises in Victoria, British Columbia, Canada. These premises were given up by agreement with our landlord in December 2001.

We do not own any real estate. We believe that Worldbid Canada Corporation may have to lease new premises if business operations and corresponding revenues increase to a level where we can support the additional expense of new premises to our administration and web site operations. Until such time, many of our consultants will continue to provide consulting services from their homes or personal business premises.


ITEM  3.     Legal  Proceedings

We and our operating subsidiary, Worldbid Canada Corporation, have been named as defendants in an action commenced by the Bank of Montreal in the Supreme Court of British Columbia in June, 2001 against ourselves, Worldbid Canada Corporation and Mr. Howard Thomson, our treasurer and chief financial officer and one of our directors. The action relates to funds that the Bank of Montreal alleges were misappropriated by Ms. Paulette Thomson, the sister of Howard Thomson, in her capacity as financial service manager of one of the branches of the Bank of Montreal. The Bank of Montreal has claimed for the return of any portion of the misappropriated funds that were received by Howard Thomson and Worldbid based on a claim of unjust enrichment, or in the alternative, a constructive trust. Included in the amount claimed is an amount of $26,000 used by Howard Thomson to purchase shares and share purchase warrants of Worldbid Corporation on April 17, 2001. We have filed a statement of defence denying any liability on the basis that no funds were received by the Company that were misappropriated by Ms. Thomson. If we did receive any misappropriated funds, these funds were received from Mr. Howard Thomson in consideration for the issuance by Worldbid of shares and share purchase warrants without knowledge of any misappropriation of funds or other improprieties by Ms. Paulette Thomson. We have denied any unjust enrichment or the existence of any constructive trust. We have counterclaimed against the Bank of Montreal on the basis that the claims against Worldbid are an abuse of process. There have been no material developments in these legal proceedings since our fiscal quarter ended July 31, 2001.

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


ITEM  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending April 30, 2002.


                                     PART II

ITEM  5.          Market for Registrant's Common Equity and Related Stockholders
Matters

Market  Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol WBID. The first day on which the Company's shares were traded under the stock symbol WBID was July 6, 2000. The high and the low trades for our shares for each calendar quarter of actual trading were:

Quarter                         High            Low
-------                         ----            ---

3rd Quarter 2000               $4.00          $1.125
4th Quarter 2000               $2.0625        $0.375
1st Quarter 2001               $0.7031        $0.1875
2nd Quarter 2001               $0.45          $0.25
3rd Quarter 2001               $0.33          $0.03
4th Quarter 2001               $0.10          $0.03
1st Quarter 2002               $0.04          $0.02
2nd Quarter 2002               $0.03          $0.01
3rd Quarter 2002 (to date)     $0.01          $0.01

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders  of  Common  Stock

As of the date of July 31, 2001, there were ninety-eight (98) registered shareholders of our common stock.

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

Recent  Sales  of  Unregistered  Securities

We completed the sale of the following securities without registration pursuant to the Securities Act of 1933 (the "Act") during the fiscal year ended April 30, 2002, all of which sales were previously reported on our Form 10-QSB Quarterly Reports during this period:

1. We completed the sale of 2,000,000 units on May 10, 2001 at a price of $0.20 per unit. We have received proceeds of $400,000 from the sale of these units. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. A total of 2,000,000 shares and 1,000,000 share purchase warrants were issued. The purchaser was a European investor. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

2. We completed the sale of 600,000 units on June 8, 2001 at a price of $0.20 per unit for total proceeds of $120,000. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. A total of 600,000 shares and 300,000 share purchase warrants were issued. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Act. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act.

3. We completed the sale of 155,000 units at a price of $0.20 per unit during the three months ended October 31, 2001. We have received proceeds of $31,000 from the sale of these units. Each unit was comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one share our common stock at a price $0.05 per share if exercised prior to September 30, 2002, at a price of $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and at a price of $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004. A total of 155,000 shares and

     77,500 share purchase warrants were issued. Each purchaser was a non-US person. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act.

4. We completed the sale of 265 15% guaranteed convertible note and Series X Share Purchase Warrants units during the fiscal year ended April 30, 2002 for proceeds of $265,000. Each unit sold consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X Share Purchase Warrants. The units were offered and sold pursuant to Regulation S of the Securities Act of 1933 to persons who are not "U.S. Persons", as defined in Regulation
     S. No commissions or fees were paid in connection with the sales of units. The convertible notes are due on September 30, 2004 and bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into common shares of Worldbid, at theoption of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each
     Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

          a.   $0.05  per  share  if  exercised  prior  to  September  30, 2002;
          b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and
          c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

In aggregate, a total of 5,300,000 Series X Share Purchase Warrants have been issued.

Warrant  Re-Pricing

On September 14, 2002, our board of directors approved a reduction to the exercise price and an extension to the term of all of our outstanding share purchase warrants, such that the warrants are for exercise prices and terms equivalent to the Series X Share Purchase Warrants. Accordingly, each of our outstanding warrants will entitle the holder to purchase one share of Worldbid's common stock on the following basis:

     (a)  $0.05  per  share  if  exercised  prior  to  September  30,  2002;
     (b) $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and
     (c) $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.


ITEM  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

Overview

We  currently  earn  revenue  from  the  following  sources:

1. sales of membership subscriptions to businesses using our Worldbid web site;

2. up-front fees for partnership arrangements where we are paid for our web site development services;

3.   sales  of  data  gathered  from  our  Worldbid  web  sites;

4. sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web site to businesses.

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

Our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under Liquidity and Financial Condition. In order to address our shortage of cash and working capital, we took the following measures during our fiscal year ended April 30, 2002 in order to reduce our operating costs:

1. We have reduced our staffing level to the minimum number required to continue to support our business operations. We now have a total of six full-time equivalent consultants and five part-time consultants.

2. We have reduced travel, marketing and selling expenses in order to focus our cash reserves on basic business operations.

3. We have given up our operations office in Victoria, British Columbia in order to reduce our lease expense.

These measures have served to reduce our operating costs and our cash requirements. However, these measures may also impact on our ability to continue to achieve additional revenues from the expansion of our web site operations.


RESULTS  OF  OPERATIONS

2002  COMPARED  TO  2001

Revenues

We had revenues of $342,383 for the year ended April 30, 2002, compared to $84,794 for the year ended April 30, 2001. Our revenues from sales of membership subscriptions to our Worldbid web sites for the year ended April 30, 2002 were $226,273, representing 66.1% of our total revenues. Revenues in connection with partnership arrangements were $93,220 and were comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from data mining were $18,384, representing 5.4% of our overall revenues. Our revenues from advertising on e-mail trade notifications declined to $4,506 for the year ended April 30, 2002, representing 1.3% of our overall revenues.

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

Operating  Expenses

Our operating expenses were $1,639,626 for the year ended April 30, 2002, compared to operating expenses of $3,236,266 for the year ended April 30, 2001. The decrease in our operating expenses of $1,596,640 reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the year ended April 30, 2002 due to limited working capital. See Overview above.

Our selling, general and administrative expenses decreased to $1,264,375 for the year ended April 30, 2002, compared to $3,005,125 for the year ended April 30, 2001. The decrease in our selling, general and administrative expenses in the amount of $1,740,750 was primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

During the year ended April 30, 2002, we experienced substantial decreases in selling costs. Our selling expenses were reduced to $242,384 for the year ended April 30, 2002, compared to $1,151,080 for the year ended April 30, 2001. The reduction in selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense was $64,148 for the year ended April 30, 2002, compared to $94,087 for the year ended April 30, 2001. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations.

Net  Loss

We recorded a net loss of $1,297,243 for the year ended April 30, 2002, compared to a net loss of $3,151,472 for the year ended April 30, 2001. The reduced loss reflects the marginal increase in our revenues and the substantial reduction to our selling, general and administrative expenses during the year ended April 30, 2002, compared to the year ended April 30, 2001.

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

2001  COMPARED  TO  2000

Revenues

We had revenues of $84,794 for the year ended April 30, 2001, compared to $90,577 for the year ended April 30, 2000. Our revenues consisted primarily of revenues from advertising on the e-mail trade notifications and from membership subscriptions. The decrease in earnings was primarily due to the decline inadvertising rates in 2000. The decline in advertising revenues was partially offset by the increase subscription revenues.

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

Net  Loss

We recorded a net loss of $3,151,472 for the year ended April 30, 2001, compared to a net loss of $1,104,640 for the year ended April 30, 2000. This loss primarily reflects the Company's increased selling and operating expenses during the periods ended April 30, 2001, compared to the year ended April 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $20,049 as at April 30, 2002, compared to cash on hand of $45,217 as at April 30, 2001. We had a working capital deficit of $932,701 as at April 30, 2002, compared to a working capital deficit of $766,524 at April 30, 2001.

We were dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders during the year ended April 30, 2002 to finance our business operations. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans.

We realized the following proceeds from sales of equity securities during the year ended April 30, 2002:

     A.   $525,427  from  the  sale  of  shares  of  our  common  stock;  and

     B. $265,000 from the sale of our 15% guaranteed convertible notes, as described below.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. The total amount of shareholders loans payable by us to Mr. Anderson and Mr. Moll was $381,900 as of April 30, 2002, compared to $223,450 as of April 30, 2001. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations. We realized aggregate proceeds of $158,450 from shareholder loans during the year ended April 30, 2002

Our monthly marketing and operating expenses are approximately $40,000 to $43,000 per month. Our current revenues are approximately $25,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to reduce our operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

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

We completed sales of $265,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the year ended April 30, 2002. We are continuing this offering but there is no assurance that we will complete any additional sales of the proposed convertible secured notes.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include the risk factors that we have identified in this Annual Report on Form 10-KSB. These risk factors include, but are not limited to:

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

E. the success of any marketing and promotional campaign which we conduct for the Worldbid web sites; and

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

The Financial Accounting Standards Board has approved new standards related to accounting for business combinations, goodwill and other intangibles. These new standards will be effective for business combinations occurring after June 20, 2001, subject to certain limited exceptions. In part, the new standards will require that reporting entities with previously recorded goodwill cease amortizing goodwill effective as of April 30, 2002. Instead, the carrying value of goodwill will be subject to a regular test for impairment. Amortization expense on goodwill and other intangibles recognized to April 30, 2001 is set out in the consolidated statements of comprehensive loss and in note 3 to the financial statements.


ITEM  7.     Financial  Statements

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

                                                                            PAGE

Auditors' Report                                                             29

Consolidated Balance Sheets, April 30, 2002 and 2001                         30


Consolidated Statements of Operations for the Years Ended
April 30, 2002, 2001 and 2000                                                31

Consolidated Statements of Cash Flows for the Years Ended
April 30, 2002, 2001 and 2000                                                32

Consolidated Statements of Stockholders' Deficit for the Years
Ended April 30, 2002, 2001, and 2000                                         33

Notes to Consolidated Financial Statements                                   34

                              WORLDBID CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                                             Morgan
                                                         &  Company"
                                              Chartered  Accountants




                                AUDITORS' REPORT



To the Stockholders and the Board of Directors of Worldbid Corporation


We have audited the consolidated balance sheet of Worldbid Corporation as at April 30, 2002 and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Worldbid Corporation as at April 30, 2001 were audited by other auditors who expressed an opinion without reservation on those consolidated financial statements in their report dated August 9, 2001.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2002 and the results of its operations and cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management plans as to this matter are discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver,  Canada                                          "Morgan  &  Company"

July  22,  2002                                          Chartered  Accountants



Tel:  (604) 687-5841            MEMBER OF         P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075              ACPA         Suite 1488-700 west Georgia Street
www.morgan-cas.com           INTERNATIONAL            Vancouver, B.C. V7Y 1A1


                               WORLDBID  CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)


                               -------------------------------

                                         APRIL  30
                               2002                    2001
                               -------------------------------

ASSETS
Current
  Cash and cash equivalents      $       20,049   $    45,217
  Trade accounts receivable,
   less allowance for
   doubtful accounts
   of $Nil (2001 - $4,254)                2,300        14,668
  Receivables, other                     16,170        41,378
  Prepaid expenses                        2,839        21,916
                               -------------------------------

                                         41,358       123,179
Security Deposit                         10,000             -
Equipment And
Leasehold Improvements
 (Note 2)                                68,043       293,660
Intangible Assets (Note 3)              103,818       207,200
                               -------------------------------

                               $        223,219   $   624,039
==============================================================


LIABILITIES
Current
  Note payable (Note 5)          $       25,000   $   100,000
  Accounts payable and
   accrued liabilities                  567,159       566,253
  Shareholder loans (Note 6)            381,900       223,450
                               -------------------------------

                                        974,059       889,703
                               -------------------------------

Convertible Notes (Note 7)              265,000             -
                               -------------------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock (Notes 8 and 9)
 Authorized:
  100,000,000 common shares,
   par value $0.001

  1,000,000 preference shares,
   par value $0.0001
 Issued:
  24,155,955 (2001 - 21,600,955)
   common shares                         24,156        21,601

Additional Paid-In
Capital                               4,562,718     4,082,473
Contributed Surplus                      38,200             -
Deficit                              (5,632,177)   (4,334,934)
Accumulated Other
Comprehensive Loss                       (8,737)      (34,804)
                               -------------------------------

                                     (1,015,840)     (265,664)
                               -------------------------------


                               $        223,219   $   624,039
==============================================================
Commitments And
Contingencies (Note 10)




         See accompanying notes to the consolidated financial statements


                               WORLDBID  CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------

                                        YEARS ENDED APRIL 30
                                    2002          2001          2000
------------------------------------------------------------------------


Revenues                        $   342,383   $    84,794   $    90,577
                                ----------------------------------------
Expenses
 Selling, general and
  administrative
  expenses (Note 12)              1,264,375     3,005,125     1,126,710
 Interest expense                    64,148        94,087         1,289
Depreciation and amortization       248,162       137,054        67,218
Loss on disposal of
 fixed assets                        62,941             -             -
                                ----------------------------------------

                                  1,639,626     3,236,266     1,195,217
                                ----------------------------------------

Net Loss                        $(1,297,243)  $(3,151,472)  $(1,104,640)
========================================================================

Loss Per Share, basic
 and diluted                    $     (0.06)  $     (0.23)  $     (0.18)

========================================================================
Weighted Average Number
 Of Common Shares
 Outstanding, basic
 and diluted                     24,034,422    13,797,446     6,020,000
========================================================================



                  CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  LOSS
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------

                                        YEARS ENDED APRIL 30
                                    2002          2001          2000
------------------------------------------------------------------------

Net Loss                       $(1,297,243)  $(3,151,472)  $(1,104,640)

Comprehensive Income (Loss)
 Foreign currency translation
  adjustment                        26,067       (34,804)            -
                               ----------------------------------------

Comprehensive Loss             $(1,271,176)  $(3,186,276)  $(1,104,640)
=======================================================================





         See accompanying notes to the consolidated financial statements


                              WORLDBID  CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------

                                        YEARS ENDED APRIL 30
                                    2002          2001          2000
------------------------------------------------------------------------

Cash Flows From
Operating Activities
  Net loss                      $(1,297,243)  $(3,151,472)  $(1,104,640)
  Items not involving cash:
    Amortization and depreciation   248,162       137,054        67,218
    Services received in
     exchange for equity              4,000       128,437             -
    Services paid for by
     asset transfer                       -        22,594             -
    Loss on disposition of
     fixed assets                    62,941             -             -
                                ----------------------------------------
                                   (982,140)   (2,863,387)   (1,037,422)
                                ----------------------------------------
Change in non-cash
working capital items:
  Accounts receivable                12,368        25,104       (39,772)
  Receivables, other                 25,208       (41,378)            -
  Prepaid expenses                    9,077       (21,916)            -
  Accounts payable and
   accrued expenses                     906       473,756        86,885
                                ----------------------------------------

                                   (934,581)   (2,427,821)     (990,309)
                                ----------------------------------------

Cash Flows From Investing
 Activities
  Proceeds from capital
   assets disposition                21,749             -             -
  Capital expenditures              (12,280)     (186,403)     (281,269)
                                ----------------------------------------

                                      9,469      (186,403)     (281,269)
                                ----------------------------------------

Cash Flows From
Financing Activities
  Proceeds from issuance
   of notes payable                  25,000       500,000             -
  Repayment of notes payable       (100,000)     (400,000)            -
  Proceeds from shareholder
   loans, net                       158,450     1,061,300        79,750
  Proceeds from issuance
   of common stock                  525,427     1,411,230       912,500
  Proceeds from issuance
   of convertible notes             265,000             -             -
                                ----------------------------------------

                                    873,877     2,572,530       992,250
                                ----------------------------------------

Effect Of Exchange
 Rate Changes
On Cash                              26,067             -             -
                                ----------------------------------------

Net Increase (Decrease)
 In Cash And
 Cash Equivalents                   (25,168)      (41,694)     (279,328)

Cash And Cash
 Equivalents, Beginning
 Of Year                             45,217        86,911       366,239
                                ----------------------------------------

Cash And Cash
 Equivalents, End
 Of Year                        $    20,049   $    45,217   $    86,911
========================================================================




         See accompanying notes to the consolidated financial statements


                                                 WORLDBID  CORPORATION

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                APRIL 30, 2002
                                           (Stated in U.S. Dollars)


                                                              ACCUMULATED
                                          ADDITIONAL          OTHER          TOTAL
           COMMON STOCK     PAID-IN     ACCUMULATED     COMPREHENSIVE     CONTRIBUTED     STOCKHOLDERS'
                            SHARES      AMOUNT     CAPITAL      DEFICIT       LOSS     SURPLUS     DEFICIT
                        -----------------------------------------------------------------------------------
Balance, April
30, 1999                 6,000,000   $ 6,000   $  486,500   $   (71,572)  $      -   $      -  $   420,928

Net loss                         -         -            -    (1,104,640)         -          -   (1,104,640)
Common shares
 issued for cash           730,000       730      911,770             -          -          -      912,500
                        -----------------------------------------------------------------------------------

Balance, April 30, 2000  6,730,000     6,730    1,398,270    (1,176,212)         -          -      228,788

Foreign exchange
 translation adjustment          -         -            -             -    (34,804)         -      (34,804)
Net loss                         -         -            -    (3,151,472)         -          -   (3,151,472)
Stock split (2 for 1)    7,250,000     7,250            -        (7,250)         -          -            -
Common shares issued
 for cash                2,030,000     2,030    1,409,200             -          -          -    1,411,230
Common shares for
 cancellation of debt    4,588,000     4,588      913,012             -          -          -      917,600
Common shares issued
 for services              300,000       300      130,950             -          -          -      131,250
Common shares issued
 for assets (Note 4(a))    702,955       703      231,041             -          -          -      231,744
                        -----------------------------------------------------------------------------------

Balance, April
 30, 2001               21,600,955    21,601    4,082,473    (4,334,934)   (34,804)         -     (265,664)

Common shares issued
 for cash                2,755,000     2,755      548,245             -          -          -      551,000
Common shares cancelled   (200,000)     (200)     (38,000)            -          -     38,200            -
Share issue costs                -         -      (30,000)            -          -          -      (30,000)
Foreign exchange
 translation adjustment          -         -            -             -     26,067          -       26,067
Net loss                         -         -            -    (1,297,243)         -          -   (1,297,243)
                        -----------------------------------------------------------------------------------

Balance, April 30, 2002 24,155,955   $24,156   $4,562,718   $(5,632,177)  $ (8,737)  $ 38,200  $(1,015,840)
                        ===================================================================================




         See accompanying notes to the consolidated financial statements

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

a)     Business  and  Basis  of  Presentation

Worldbid Corporation (the "Company") was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade website. The Company has consolidated its two wholly-owned subsidiary companies, RequestAmerica.com, Inc. and Worldbid Canada Corporation. All significant inter-company balances and transactions have been eliminated in the consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

b)     Liquidity  and  Future  Operations

The Company has sustained net losses and negative cash flows from operations since its inception. At April 30, 2002, the Company has negative working capital of $932,701. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations, as well as further developing the business model to increase subscription revenues. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

c)     Cash  and  Cash  Equivalents

Cash and cash equivalents include highly liquid investments with original terms to maturity of three months or less at the date of purchase.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

d)     Revenue  Recognition

The Company earns revenue by selling subscriptions to its service, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on its website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

e)     Foreign  Currency

These financial statements have been presented in U.S. dollars. The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders' deficit.

f)     Equipment  and  Leasehold  Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset which range from two to five years. Maintenance and repairs are charged to expense as incurred. Amortization of leasehold improvements is calculated over the lesser of the lease term or the estimated useful lives of the improvements. As at February 28, 2002, the Company terminated its lease and the remaining undepreciated improvements were written off.

g)     Intangible  Assets

Intangible assets comprise goodwill, website development costs and domain names. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, in this instance, five years. The goodwill arose on the acquisition referred to in Note 4.

h)     Website  Development  Costs  and  Domain  Names

Website development costs and domain names are being amortized on a straight-line basis over a two year period.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

i)     Financial  Instruments  and  Concentration  of  Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable, and notes payable. At April 30, 2002 and 2001, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

j)     Income  Taxes

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

k)     Stock  Based  Compensation


The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

l)     Loss  Per  Share

The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

m)     Impairment  of  Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

n)     Comprehensive  Income  (Loss)

The Company has adopted SFAS No. 130 - "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income
(loss)  and  its  components.

o)     Recent  Accounting  Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 - "Business Combinations", and SFAS No. 142 - "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on May 1, 2002. The Company does not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on its consolidated financial statements.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)




1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

o)     Recent  Accounting  Pronouncements  (Continued)

In August 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on May 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on May 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.


2.     EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

Equipment  and  leasehold  improvements  consist  of  the  following:



                                    2002        2001
                                 ==========  ==========
Computer equipment
and software                     $ 156,072   $ 259,118
Website                            151,898     155,922
Office equipment                     7,752      68,465
Leasehold improvements                   -       7,718
                                 ----------  ----------

                                   315,722     491,223
Less:  Accumulated depreciation
and amortization                  (247,679)   (197,563)
                                 ----------  ----------

                                 $  68,043   $ 293,660
                                 ======================



                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



3.     INTANGIBLE  ASSETS


Intangible  assets  consist  of  the  following:

                              2002       2001
                           ==========  =========
Goodwill (Note 4(a))       $ 199,749   $199,749
Domain names                  19,421     13,109
                           ----------  ---------

                             219,170    212,858
Accumulated amortization    (115,352)    (5,658)
                           ----------  ---------

                           $ 103,818   $207,200
                           =====================





4.     ACQUISITIONS

a)     RequestAmerica.com,  Inc.  ("RA")

During the year ended April 30, 2001, the Company purchased all the common stock of RA for 750,000 shares of its common stock (comprised of 702,955 Worldbid Corporation common shares and options which can be converted to 47,045 Worldbid Corporation common shares) with a combined fair value (determined by using an average of recent trading prices for the Company's stock) of approximately $225,000. A further 750,000 common shares are contingently issuable should the Company achieve certain profitability targets by February 2003.

Substantially all of the cost of the acquisition was attributable to the intangible assets acquired including goodwill.

The operating results of RA are consolidated in the Company's consolidated financial statements from the date of acquisition. Subsequent to the acquisition, the operations of RA were moved to the Company's Canadian operations center.

b)     Worldbid.com

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

The Company and GIH agreed that the GIH shares would be held in escrow for a period of four years on the terms and conditions of an escrow agreement between the Company. On April 19, 2002, the escrow agreement was terminated.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



5.     NOTE  PAYABLE

For cash flow purposes, the Company from time to time utilizes short term notes payable. At April 30, 2001, the note payable outstanding was unsecured, payable on demand and bears interest at an annual rate of 60%.


6.     SHAREHOLDER  LOANS

Shareholder loans are unsecured, payable on demand, bear interest at an annual rate of 10% and mature on December 31, 2002.


7.     CONVERTIBLE  NOTES

On September 14, 2001, the Company approved an offering of up to 1,500 units at a price of $1,000 per unit. Each unit consists of one 15% guaranteed convertible note in the principal amount of $1,000 and twenty thousand (20,000) share purchase warrants. Each warrant entitles the holder to purchase one additional share at a price of $0.05 per share up to September 30, 2002, $0.10 per share up to September 30, 2003, and at $0.15 per share up to September 30, 2004.

The notes fall due on September 30, 2004, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt.

The notes are convertible into shares of common stock of the Company at the option of the holder, on the basis of the lesser of 50% of the average market price of the Company's shares for the ten day period preceding the conversion or $0.05 per share.

The Company may, at its option, elect to issue shares of common stock for its interest obligations on the basis of 75% of the average market price of the Company's shares for the ten days immediately preceding the interest payment date.


8.     STOCK  OPTION  PLAN

On January 17, 2000, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 15% of the Company's shares of authorized but currently un-issued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Most stock options vest ratably over 48 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. Certain option granted, including option granted to directors, vest immediately.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



8.     STOCK  OPTION  PLAN  (Continued)

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options as the exercise prices for all options granted was equal, or greater than the stock's fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss in 2002 and 2001 would have been $1,427,990 and $3,327,220 respectively, and its loss per share $0.06 and $0.24 respectively.

No new stock options were granted during the year ended April 30, 2002. The per share weighted average fair value of stock options granted was $Nil (2001 - $0.26) using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 258% volatility, risk free interest rate of 5.25% and an expected term of four years. The remaining weighted contractual life of the options outstanding at April 30, 2002 was 7.9 years, with a $0.10 exercise price.

Under the Plan, option activity during 2000, 2001 and 2002 consisted of the following:


                                            WEIGHTED
                                            AVERAGE
                                            REMAINING
                         NUMBER            CONTRACTUAL
                         OF        EXERCISE  LIFE     OPTIONS
                         OPTIONS    PRICE   (YEARS)  EXERCISABLE
                         -----------------------------------------
Balance, April 30, 1999          -   $    -        -            -

Granted                  1,205,000     0.75        -            -
                         -----------------------------------------

Balance, April 30, 2000  1,205,000     0.75      9.8      570,000

Granted                    705,000     0.75        -            -
Forfeited                 (515,000)    0.75        -            -
                         -----------------------------------------

Balance, April 30, 2001  1,395,000     0.75      8.9      912,500

Forfeited                  525,000     0.75        -            -
                         -----------------------------------------

Balance, April 30, 2002    870,000   $ 0.75      7.8      720,000
                         =========================================


                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



9.     SHARE  PURCHASE  WARRANTS

The Company has issued warrants in conjunction with the issuance of certain offerings of common shares. Each warrant entitles the holder to purchase one common share at a specified price over the term of the warrant. The warrants expire over two and three years, and have an exercise price over the term of the warrant.

The Company issued 1,377,500 and 4,889,000 warrants during 2002 and 2001 respectively. During the year ended April 30, 2002, the Company repriced and extended the remaining terms of all warrants. As at April 30, 2002, the Company had outstanding warrants to purchase 7,276,500 common shares at a price of $0.05 per share up to September 30, 2002, at $0.10 per share up to September 30, 2003, and at $0.15 per share up to September 30, 2004. As at April 30, 2002, the weighted average remaining contractual life is 2.5 years.


10.     CONTINGENCIES

The Company is defendant in a suit that seeks the return of certain funds invested in the Company, plus damages and costs. Specifically, the Bank of Montreal (the "Bank") has claimed for the return of certain monies invested in the Company from funds they claim were misappropriated from the Bank. The Company has filed a statement of defense denying any liability on the basis that no misappropriated funds were received by it. Management and legal counsel for the Company are of the opinion that the Bank's claim is without merit.


11.     INCOME  TAXES

Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 44% as follows:



                                    2002         2001         2000
                                 ------------------------------------
Expected tax expense (recovery)  $(574,000)  $(1,450,000)  $(503,000)

Change in deferred taxes
 due to changes in
 corporate tax rate                 65,000         3,000           -

Goodwill                            44,000             -           -

Change in valuation
 allowance for deferred
 tax assets                        465,000     1,447,000     503,000
                                 ------------------------------------

Actual income tax
expense (recovery)               $       -   $         -   $       -
                                 ====================================


                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



11.     INCOME  TAXES  (Continued)

At April 30, 2002, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $6,600,000 which will expire in various amounts beginning in 2008 if not utilized. The utilization of $1,200,000 of the operating loss carryforwards may also be limited due to the provisions of
Section  382  of  the  Internal  Revenue  Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 2001 and 2002, and a valuation allowance has been recorded for the entire amount of the deferred tax asset (see below).

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

                                   2002          2001
                               --------------------------
Operating loss carryforwards   $ 2,447,000   $ 1,982,000

Losses acquired on
acquisition of subsidiary
 (Note 4(a))                       464,000       464,000
Other                              (35,000)      (35,000)
                               --------------------------

Gross deferred tax asset         2,876,000     2,411,000
Valuation allowance             (2,876,000)   (2,411,000)
                               --------------------------

Net deferred tax assets        $         -   $         -
                               ==========================



                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



12.     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES



                               2002        2001        2000
                            -------------------------------------
Selling expenses
  Salaries and benefits       $   57,587  $   49,418  $        -
  Commissions                     26,214      11,086           -
  Advertising                     47,379     736,849     492,817
  Travel                         111,204     340,525      62,774
  Trade meetings                       -      13,202       6,744
                            -------------------------------------

                                 242,384   1,151,080     562,335
                            -------------------------------------

General and administrative expenses
  Officers' compensation
   and benefits                  420,511     353,971     137,000
  Salaries and benefits          198,201     378,427     130,297
  Technical support and
   operations                    124,857     247,644     143,973
  Insurance                        1,138      42,398         411
  Bad debt expense                14,894      10,520           -
  Telephone and facsimile         16,937      24,552      27,643
  Professional services          171,704     580,021      11,867
  Other                           73,749     216,512     113,184
                            -------------------------------------

                               1,021,991   1,854,045     564,375
                            -------------------------------------

Total selling, general
 and administrative
 expenses                     $1,264,375  $3,005,125  $1,126,710
                            =====================================


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP (the "Former Accountant") resigned as our principal accountants on December 17, 2001. We engaged Morgan & Company, Chartered Accountants as our principal accountants effective December 18, 2001. The decision to change accountants was approved by our board of directors.

KPMG's report dated August 9, 2001 on our consolidated financial statements as of and for the fiscal year ended April 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as indicated in the following paragraph.

KPMG's auditors' report on our consolidated financial statements as of and for the year ended April 30, 2001 contained a separate paragraph stating that "As discussed in note 1(b) to the financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management's plans as to this matter are discussed in Note 1(b)." The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the audit of the fiscal year ended April 30, 2001 and the subsequent interim period ending December 17, 2001, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the financial statements for such year.

In connection with the audit of the fiscal year ended April 30, 2001 and the subsequent interim period ending December 17, 2001, KPMG did not advise us with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

We provided KPMG with a copy of a draft of our amended Form 8-K disclosing the resignation of KPMG on December 17, 2001 and requested in writing that KPMG furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with our disclosures. A letter was provided by the Former Accountant confirming their agreement with our disclosure. We filed a copy of this letter as an exhibit to our amended Form 8-K current report on January 18, 2002 in accordance with Item 601 of Regulation S-K.

                                    PART III

ITEM  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             Compliance  with  Section  16(a)  of  the  Exchange  Act.

The following information sets forth the names of our officers and directors, their present positions with Worldbid, and their biographical information.


Name of Director      Age     Position
----------------      ---     --------

Logan Anderson        48      Chief Executive Officer and Director

Paul Wagorn           33      Chief Operating Officer and Director

Howard Thomson        56      Chief Financial Officer, Treasurer and Director


Logan Anderson is our chief executive officer and one of our directors. Mr. Anderson was appointed as one of our directors and as our president on August 10, 1998. Mr. Anderson resigned as our president on April 18, 2001. Mr. Anderson was appointed as our chief executive officer on July 31, 2001. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson was a director and the president of Green Fusion Corporation from March 5, 1998 to [DATE]. Green Fusion was previously engaged in the business of mineral exploration. Mr. Anderson has been a director of Indiaat Corporation since November 11, 1998. Mr. Anderson was president of Indiaat Corporation from
November 11, 1998 to November 1, 1999. Indiaat Corporation was engaged in the business of marketing Internet based web-site portal to Indian Internet users and is currently inactive.

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

Committees  of  the  Board  Of  Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Terms  of  Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Exchange Act requires Worldbid's executive officers and directors, and persons who beneficially own more than ten percent of Worldbid's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2002 all such filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with, with the exception that reports were filed late by the following persons:


--------------------------------------------------------------------------------

                                 Number       Transactions    Known  Failures
                                 Of Late      Not Timely      To File a Required
Name and Principal Position      Reports      Reported        Form
--------------------------------------------------------------------------------

Global Internet Holdings/          One          One               One
Scott Wurtele, Former President
and 10% Stockholder

--------------------------------------------------------------------------------

Effective April 19, 2002, Global Internet Holdings Ltd. ("Global"), a company controlled by Scott Wurtele, a former director, former president and former chief executive officer of Worldbid, agreed to sell its entire holdings of 5,660,540 shares of our common stock. We did not receive a copy of any Form 4 - Statement of Changes in Beneficial Ownership filed by either Global Internet Holdings or Scott Wurtele in connection with this change of ownership and are unaware if the Form 4 was filed with the Securities and Exchange Commission.

ITEM  10.     Executive  Compensation

The following table sets forth certain compensation information as to the following individuals (our "named executive officers"):

(i)   our  chief  executive  officer;

(ii)  our  other  current  executive  officers;  and

(iii) one of our former chief executive officers, Mr. Roy Berelowitz, who served as our president from April 18, 2001 to August 17, 2001 but was not serving as one of our executive officers as of our most recently completed fiscal year end.

--------------------------------------------------------------------------------
                          SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                      Annual  Compensation   Long-Term Compensation
                      --------------------   --------------------------------
                                             Awards              Pay-Outs
                                             ------------------  ------------
                                     Other              Securities       All
                                     Annual  Restricted Under-           Other
Name and                             Compen- Stock      lying            Compen-
Principal             Salary  Bonus  sation  Award(s)   Options/ LTIP    sation
Position       Year   ($)      ($)    ($)     ($)        SARs (#) Payouts  ($)
--------------------------------------------------------------------------------

LOGAN          2002  $130,000   NIL    NIL    NIL        NIL       NIL     NIL
ANDERSON(1)    2001  $90,000    NIL    NIL    NIL        NIL       NIL     NIL
Chief          2000  $8,000     NIL    NIL    NIL       300,000    NIL     NIL
Executive
Officer,
President
and Director

HOWARD         2002  $80,000    NIL    NIL    NIL        NIL       NIL     NIL
THOMSON(2)     2001  $60,000    NIL    NIL    NIL        NIL       NIL     NIL
Treasurer,     2000  $9,000     NIL    NIL    NIL       300,000    NIL     NIL
Secretary,
Chief Financial
Officer And
Director

PAUL           2002  $67,570    NIL    NIL    NIL        NIL       NIL     NIL
WAGORN(3),(5)  2001  $45,447  $4,556   NIL    NIL        NIL       NIL     NIL
Chief          2000  $40,000    NIL    NIL    NIL       150,000    NIL     NIL
Operating
Officer and
Director

ROY            2002  $45,000    NIL    NIL    NIL        NIL       NIL     NIL
BERELOWITZ(4)  2001  $18,000    NIL    NIL    NIL        NIL       NIL     NIL
Former         2000   NIL       NIL    NIL    NIL        NIL       NIL     NIL
President And
Former Director

--------------------------------------------------------------------------------

Notes:

(1) Mr. Anderson was appointed as one of our directors on August 10, 1998. Mr. Anderson was our president from to August 10, 1998 to April 18, 2001. Mr.
     Anderson  was  also appointed our chief executive officer on July 31, 2001.

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

(5) All amounts were paid in Canadian dollars and have been converted into US dollars based on a conversion rate of $0.636 US dollars per Canadian dollar as of August 9, 2001.


Stock  Option  Grants

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended April 30, 2002:


--------------------------------------------------------------------------------
                   OPTION/  SAR  GRANTS  IN  LAST  FISCAL  YEAR
--------------------------------------------------------------------------------
                    Number of      % of Total
                    Shares under-  Options/SARs   Exercise
                    lying Options/ Granted to     or Base          Expiration
                    SARs           Employees in   Price            Date
Name                Granted #      Fiscal Year    ($/Share)
--------------------------------------------------------------------------------

LOGAN ANDERSON,            NIL            N/A          N/A             N/A
Chief Executive Officer
President and Director

HOWARD THOMSON,            NIL            N/A          N/A             N/A
Treasurer, Secretary
Chief Financial Officer
and Director

PAUL WAGORN,               NIL            N/A          N/A             N/A
Chief Operating Officer
and Director

ROY BERELOWITZ,            NIL            N/A          N/A             N/A
Former President and
Former Director

--------------------------------------------------------------------------------

Exercises  of  Stock  Options  and  Year-End  Option  Values

The  following is a summary of the share purchase options exercised by our named executive  officers  during  the  financial  year  ended  April  30,  2002:


--------------------------------------------------------------------------------
                        AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
                  FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------
                                                              Value of
                                            Number of         Unexercised
                                            Unexercised       in-the-Money
                  Shares                    Options           Options/SARs
                  Acquired on   Value       at Financial      at Financial
                  Exercise      Realized    Year-End (#)      Year-End ($)
Name              Value (#)     ($)        (Exercisable/      (Exercisable/
                                            Unexercisable)    Unexercisable)
--------------------------------------------------------------------------------

HOWARD THOMSON         NIL        N/A       150,000/NIL          NIL/NIL
Treasurer, Secretary
Chief Financial
Officer and Director

PAUL WAGORN            NIL        N/A       110,000/40,000       NIL/NIL
Chief Operating
Officer and Director

LOGAN ANDERSON         NIL        N/A       300,000/NIL          NIL/NIL
Chief Executive
Officer, President
and Director

ROY BERELOWITZ         NIL        N/A       NIL                  NIL/NIL
Former President
and Former Director

--------------------------------------------------------------------------------


Outstanding  Stock  Options

The following table shows the issued and outstanding stock options held by our named executive officers, and by each person known by us to beneficially own more than 5% of our common stock as of July 31, 2002.


--------------------------------------------------------------------------------
Name and          Exercise  No. of     Date
Position          Price     Options    of Grant      Vesting Date   Expiry Date
--------------------------------------------------------------------------------

ROY BERELOWITZ     NIL      N/A       NIL            N/A            N/A
President and
Director

HOWARD THOMSON     $0.75    150,000   Feb. 1, 2000   Feb. 1, 2000   Feb. 1, 2004
Secretary,
Treasurer
and Director

PAUL WAGORN        $0.75     70,000   Feb. 17, 2000  Feb. 17, 2000  Feb. 1, 2004
Chief Operating    $0.75     20,000   Feb. 1, 2000   Feb. 17, 2000  Feb. 1, 2004
Officer and        $0.75     20,000   Feb. 1, 2000   Sept. 30, 2001 Feb. 1, 2004
Director           $0.75     20,000   Feb. 1, 2000   Sept. 30, 2002 Feb. 1, 2004
                   $0.75     20,000   Feb. 1, 2000   Sept. 30, 2003 Feb. 1, 2004

LOGAN ANDERSON     $0.75    300,000  February 1, 2000 Feb. 1, 2000  Feb. 1, 2004
Chief Executive
Officer and Director

--------------------------------------------------------------------------------

All options have been granted pursuant to our 2000 incentive stock option plan dated January 17, 2000 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants. Options to purchase a total of up to 2,175,000 shares of our common stock may presently be granted under the stock option plan.

Compensation  of  Directors

Each of our directors is paid as a consultant to Worldbid. See Executive Compensation - Employment Agreements. In addition, our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See Executive Compensation - Outstanding Stock Options for information about current outstanding stock options granted to our directors.

Employment  Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Anderson whereby we pay Mr. Anderson a consultant fee equal to $12,500 per month. The term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our secretary are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Thomson whereby we pay Mr. Thomson a consultant fee equal to $7,500 per month. The term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer are provided pursuant to a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The term of Mr. Wagorn's consultant contract expires February 28, 2003 and is terminable by either party on ninety days written notice.

ITEM  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers;
(iii) each of our named executive officers, and (iv) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                 Name and address       Number of Shares      Percentage of
Title of class   of beneficial owner    of Common Stock       Common Stock (1)
--------------------------------------------------------------------------------
OFFICERS AND DIRECTORS
--------------------------------------------------------------------------------

Common Stock     Logan Anderson           1,950,000 (2)              7.9%
                 Director, President
                 and Chief Executive
                 Officer

Common Stock     Howard Thomson             455,000 (3)              1.9%
                 Chief Financial
                 Officer, Director,
                 Secretary and
                 Treasurer

Common Stock     Paul Wagorn                110,000 (4)              0.5%
                 Chief Operating
                 Officer and Director

Common Stock     All Officers and         2,515,000 (5)             10.1%
                 Directors as a
                 Group (3 persons)

--------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICERS (EXCLUDING OFFICERS AND DIRECTORS NAMED ABOVE)
--------------------------------------------------------------------------------

Common Stock     Roy Berelowitz             328,653 (6)              1.4%
                 Former Director and
                 Former President

--------------------------------------------------------------------------------
5% SHAREHOLDERS
--------------------------------------------------------------------------------

Common Stock     Harold C. Moll           6,700,000 (7)             25.8%
                 Unit 45, Lacovia
                 Condominium
                 Grand Cayman, BWI

Common Stock     Investment Solutions SA  3,000,000 (8)             12.0%
                 19 Place Longmalle
                 Geneva, Switzerland 1204

Common Stock     John Rozendaal           2,297,500 (9)              9.5%
                 Rhodora Rozendaal

                 Suite 2105, 289 Drake Street
                 Vancouver, British Columbia
                 Canada V6B 5Z5
--------------------------------------------------------------------------------

(1) Based on 24,155,955 shares of our common stock issued and outstanding as of July 31, 2002. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2002.

(2) Includes 1,400,000 shares held by Logan Anderson, 300,000 shares that are immediately acquirable upon the exercise of stock options by Logan Anderson within 60 days of July 31, 2002 and 250,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Logan Anderson within 60 days of July 31, 2002.

(3) Includes 240,000 shares held by Howard Thomson, 150,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of July 31, 2002 and 65,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Howard Thomson within 60 days of July 31, 2002.

(4) Consists of 110,000 shares that are immediately acquirable upon the exercise of stock options by Paul Wagorn within 60 days of July 31, 2002.

(5) Consists of 1,640,000 shares that are held by Howard Thomson and Logan Anderson, 560,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson, Paul Wagorn and Logan Anderson and 315,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Howard Thomson and Logan Anderson within 60 days of July 31, 2002.

(6)     Includes  328,653 shares registered in the name of The Berelowitz Family
Trust.

(7) Includes 4,800,000 shares held by Harold Moll and 1,900,000 shares that are acquirable upon the exercise of warrants by Harold Moll within 60 days of July 31, 2002.

(8) Includes 2,000,000 shares held by Investment Solutions and 1,000,000 shares that are immediately acquirable upon the exercise of warrants by Investment Solutions within 60 days of July 31, 2002.

(9) Includes 1,065,000 shares held by John Rozendaal, 1,100,000 shares held by Rhodora Rozendaal and 132,500 shares that are immediately acquirable upon the exercise of warrants by John Rozendaal within 60 days of July 31, 2002.

--------------------------------------------------------------------------------

Change  of  Control.

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY  COMPENSATION  PLAN  INFORMATION.

We have one equity compensation plan under which shares of the common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2000 stock option plan. This stock options plan has been approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

The following summary information is presented for our 2000 stock option plan on an aggregate basis as of our fiscal year ended April 30, 2002:



--------------------------------------------------------------------------------
                                                                Number of
                                                                Securities
                                                                Remaining
                                                                Available for
                                                                Future Issuance
                                                                Under Equity
                                                                Compensation

               Number of Securities to     Weighted-Average     Plans (Excluding
               be Issued Upon Exercise     Exercise Price of    Securities
               of Outstanding Options,     Outstanding Options, Reflected in
               Warrants and Rights         Warrants and Rights  column (a))
--------------------------------------------------------------------------------


Plan Category               (a)                  (b)                   (c)

--------------------------------------------------------------------------------

Equity Compensation    870,000 Shares      $0.75 per Share      1,305,000 Shares
Plans Approved By      of Common Stock
Security Holders

--------------------------------------------------------------------------------


Equity Compensation    Not Applicable       Not Applicable      Not Applicable
Plans Not Approved
By Security Holders

--------------------------------------------------------------------------------

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

Acquisition  of  RequestAmerica.com,  Inc.

We  issued  a  total  of  702,955 shares of common stock in consideration of the acquisition of all of the issued and outstanding shares of capital stock of RequestAmerica.com, Inc. on February 26, 2001. All shares were issued to the shareholders of RequestAmerica in proportion to the number of shares of RequestAmerica held by each shareholder. Of this total, we issued a total of 353,745 shares of our common stock to Mr. Roy Berelowitz, our former president and a former director, upon completion of our acquisition of RequestAmerica. Mr. Berelowitz was the president and chief executive officer and the majority shareholder of RequestAmerica at the time of the acquisition.

Employment  and  Consulting  Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, were formerly provided pursuant to an employment agreement dated
August 31, 1999 between Mr. Anderson and us. The term of this employment agreement with Mr. Anderson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. This employment agreement was superceded by a consultant agreement dated September 1, 2001 between us and Mr. Anderson whereby the amount we pay Mr. Anderson for his services was increased from $7,500 per month to $12,500 per month. The term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our secretary were formerly provided pursuant to a written employment agreement dated August 31, 1999 between Mr. Thomson and us. The term of our agreement with Mr. Thomson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001.This employment agreement was superceded by a consultant agreement dated September 1, 2001 between us and Mr. Thomson whereby the amount we pay Mr. Thomson for his services was increased from $5,000 per month to $7,500 per month. The term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer were formerly provided pursuant to a written employment agreement dated February 1, 2001 between ourselves, our subsidiary, Worldbid Canada Corporation, and Mr. Wagorn whereby Mr. Wagorn was paid a salary of $9,500 CDN per month. This arrangement has been superceded by a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The term of Mr. Wagorn's consultant contract expires February 28, 2003 and is terminable by either party on ninety days written notice.

Stock  Options

We have granted incentive stock options to our officers and directors. See Executive Compensation - Outstanding Stock Options.

Purchases  of  Our  Equity  Securities

Logan Anderson, our president and a director, and Howard Thomson, our treasurer and a director, each purchased shares of our common stock and share purchase warrants on April 17, 2001. Mr. Anderson was issued 500,000 shares of our common stock and 250,000 share purchase warrants in consideration for the cancellation of $100,000 of debt owed by us to Mr. Anderson. Mr. Thomson purchased 130,000 shares of our common stock and 65,000 share purchase warrants at a price of $0.20 per unit for $26,000. Each share purchase warrant entitled the holder to purchase one share our common stock at a price of $0.25 per share during the first year following the closing and at a price of $0.35 per share during the second year following the closing. No commissions or fees were paid in connection with the offering. The terms and exercise prices of the warrants were amended on September 14, 2001 such that the warrants are for the same terms and at the same exercise prices as our Series X Share Purchase Warrants.

Mr. Harold Moll, one of our 10% shareholders, purchased on April 17, 2001 a total of 3,500,000 shares and 1,750,000 share purchase warrants in consideration for an aggregate purchase price of $700,000. The purchase was a private placement transaction. Each share purchase warrant entitled Mr. Moll to purchase one share of our common stock at a price of $0.25 until April 17, 2002 and at a price of $0.35 until April 17, 2003. The consideration was paid by the cancellation and forgiveness by Mr. Moll of $700,000 of indebtedness owed by us to Mr. Moll. Mr. Moll had previously advanced the $700,000 as a loan to Worldbid using his own personal funds. No commissions or fees were paid in connection with the offering. The terms and exercise prices of the warrants were amended on September 14, 2001 such that the warrants are for the same terms and at the same exercise prices as our Series X Share Purchase Warrants.

Investment Solutions SA, one of our 5% shareholders, purchased 2,000,000 shares of our common stock and 1,000,000 share purchase warrants from us on May 10, 2001. We received proceeds of $400,000 from this sale. The terms and exercise prices of the warrants were amended on September 14, 2001 such that the warrants are for the same terms and at the same exercise prices as our Series X Share Purchase Warrants.

Loans  from  Insiders

Logan Anderson, a director, advanced a total of $255,600 to us during our fiscal year ended April 30, 2001. Mr. Anderson advanced an additional amount of $30,000 to us during our fiscal year ended April 30, 2002. Funds were advanced on a demand loan basis and we agreed to pay interest at the rate of 10% per annum. Of the amount advanced in our fiscal year ended April 30, 2001, a total of $100,000 was satisfied by the issue to Mr. Anderson of 500,000 shares of our common stock and 250,000 share purchase warrants on April 17, 2001. Various amounts were repaid to Mr. Anderson during 2001 and 2002. Mr. Anderson has not advanced any additional funds since April 30, 2002. The total amount of the unpaid principal advanced and accrued interest is $84,710 as of July 31, 2002. Interest continues to accrue on all unpaid principal amounts at the rate of 10% per annum.

Mr. Harold Moll, the owner of more than 10% of our outstanding common stock, advanced a total of $796,850 to us during our fiscal year ended April 30, 2001. Mr. Moll advanced an additional amount of $284,691 to us during our fiscal year ended April 30, 2002. All funds were advanced on a demand loan basis and we agreed to pay interest at the rate of 10% per annum. Of the amount advanced in our fiscal year ended April 30,

2001, a total of $700,000 was satisfied by the issue to Mr. Moll of 3,500,000 shares of our common stock and 1,750,000 share purchase warrants on April 17, 2001. Various amounts were repaid to Mr. Moll during 2001 and 2002. Mr. Moll has not advanced any additional funds since April 30, 2002. The total amount of the unpaid principal advanced and accrued interest is $321,794 as of July 31, 2002. Interest continues to accrue on all unpaid principal amounts at the rate of 10% per annum.


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

Exhibit 3.4:    Certificate  of  Amendment  of  Articles  of  Incorporation(2)

Exhibit 4.1:    Specimen  Stock  Certificate(1)

Exhibit 4.2     Form  of  15%  Guaranteed  Convertible  Notes(4)

Exhibit 4.3     Form  of  Series  X  Share  Purchase  Warrant(4)

Exhibit 4.4:    2000  Stock  Option  Plan(2)

Exhibit 10.1 Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(5)

Exhibit 10.2 Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(5)

Exhibit 99.1 Certification pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

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

(2) Incorporated by reference from our Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on December 15, 2000.

(3) Incorporated by reference from Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2000.

(4) Incorporated by reference from our Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on December 24, 2001.

(5)  Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB.

(b)     Reports  on  Form  8-K

On April 29, 2002, we filed a Current Report on Form 8-K to disclose that Global Internet Holdings Ltd. ("Global"), a company controlled by Scott Wurtele, a former director, former president and former chief executive officer of Worldbid, had agreed to sell its entire holdings of 5,660,540 shares of common stock of Worldbid (being approximately 23.4% of the common stock outstanding at that time) to a group of eight independent investors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID  CORPORATION

By:  /s/ Logan Anderson
     _________________________________________
     Logan Anderson, President and Chief Executive Officer
     Director
     Date:  August 13, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Logan Anderson
     _________________________________________
     Logan Anderson, President and Chief Executive Officer
     (Principal Executive Officer)
     Director
     Date:  August 13, 2002


By:  /s/ Howard Thomson
     _________________________________________
     Howard Thomson, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Director
     Date:  August 13, 2002


By:  /s/ Paul Wagorn
     _________________________________________
     Paul Wagorn
     Chief Operating Officer
     Director
     Date:  August 13, 2002