Form 10QSB
period 2002-07-31
WORLDBID CORP
filed 2002-09-23
CIK 1080399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  July  31,  2002

[  ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
         Act  of  1934
         For  the  transition  period                to
                                      --------------



         Commission  File  Number     0-26729
                                      -------

                              WORLDBID CORPORATION
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     NEVADA                              88-0427619
----------------------------------       -----------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation  or  organization)


810 PEACE PORTAL DRIVE, SUITE 201
BLAINE,  WA                              98230
---------------------------------------  ------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area code:                   (360) 332-1752
                                         --------------

                                 NOT APPLICABLE
      _____________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,155,955 shares of $0.001 par value common stock outstanding as of September 16, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                              WORLDBID CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                  WORLDBID  CORPORATION

                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                 (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

                                           JULY 31       APRIL 30
                                             2002          2002
--------------------------------------------------------------------------------

ASSETS

Current
  Cash and cash equivalents                  $    12,546   $    20,049
  Trade accounts receivable                        4,951         2,300
  Receivables, other                              10,958        16,170
  Prepaid expenses                                   670         2,839
                                             ------------  ------------
                                                  29,125        41,358

Surety Deposit                                         -        10,000

Property, Plant And Equipment,
 less accumulated depreciation                    60,848        68,043
Intangible Assets, less accumulated amortization   7,623       103,818
                                             ------------  ------------
                                             $    97,596   $   223,219
=======================================================================

LIABILITIES

Current
  Notes payable                              $    25,000   $    25,000
  Accounts payable and accrued liabilities       249,682       567,159
  Shareholder loans                                    -       381,900
                                             ------------  ------------
                                                 274,682       974,059
                                             ------------  ------------

15% Guaranteed Convertible Notes (Note 3)      1,031,500       265,000
                                             ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Shares                                     24,156        24,156
Additional Paid-In Capital                     4,562,718     4,562,718
Contributed Surplus                               38,200        38,200
Deficit                                       (5,826,235)   (5,632,177)
Accumulated Other Comprehensive Loss              (7,425)       (8,737)
                                             ------------  ------------

                                              (1,208,586)    1,015,840
                                             ------------  ------------


                                             $    97,596   $   223,219
=======================================================================

Liquidity And Future Operations (Note 2)






          See accompanying notes to the unaudited financial statements


                                 WORLDBID  CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                    (Unaudited)
                               (Stated in U.S. Dollars)


                                                 THREE MONTHS ENDED
                                                      JULY  31
                                              2002               2001
                                       --------------------  ------------

Revenues
  Advertising                          $              2,960   $       229
  Membership and partnership fees                    66,451        66,917
                                       --------------------  ------------


                                                     69,411        67,146
                                       --------------------  ------------

Expenses
  Selling, general and administrative
   expenses (Note 4)                                136,617       469,432
  Interest expense                                   23,099        21,006
  Depreciation and amortization                       9,537        63,467
  Loss on disposal of fixed assets                        -        22,000
  Goodwill impairment (Note 5)                       94,216             -
                                       --------------------  ------------


                                                    263,469       575,905
                                       --------------------  ------------

Net Loss For The Period                            (194,058)     (508,759)

Foreign Currency Translation Adjustment               1,312         1,500
                                       --------------------  ------------

Comprehensive Loss                     $           (192,746)  $  (507,259)
===========================================================================


Deficit, Beginning Of Period           $         (5,632,177)  $(4,334,934)

Net Loss For The Period                            (194,058)     (508,759)
                                       --------------------  ------------

Deficit, End Of Period                 $         (5,826,235)  $(4,843,693)
===========================================================================



Net Loss Per Share -
 Basic And Diluted                     $              (0.01)  $     (0.02)


===========================================================================

Weighted Average Number Of
 Common Shares Outstanding                      24,155,955     23,660,845

===========================================================================







          See accompanying notes to the unaudited financial statements


                             WORLDBID  CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                      THREE  MONTHS  ENDED
                                                      ====================
                                                             JULY  31
                                                         2002        2001
                                                      ----------  ----------
Cash Flows From Operating Activities
  Net loss for the period                             $(194,058)  $(508,759)
  Items not involving cash:
    Amortization                                          9,537      63,467
    Goodwill impairment                                  94,216           -
    Loss on disposal of fixed assets                          -      22,000
    Services received in exchange for equity                  -       4,000
                                                      ----------  ----------

                                                        (90,305)   (419,292)


  Change in non-cash working capital items:
    Accounts receivable                                  (2,651)      7,482
    Receivables, other                                    5,212     (14,768)
    Prepaid expenses                                      2,169      11,916
    Accounts payable and accrued expenses                67,123      22,198
                                                      ----------  ----------

                                                        (18,452)   (392,464)
                                                      ----------  ----------

Cash Flows From Investing Activity
  Capital expenditures                                     (363)     (5,593)
                                                      ----------  ----------

Cash Flows From Financing Activities
  Repayment of notes payable                                  -    (100,000)
  Proceeds from shareholder loans, net                        -      (5,000)
  Proceeds from issuance of common stock                      -     496,000
  Proceeds from surety deposit                           10,000           -
                                                      ----------  ----------


                                                         10,000     391,000
                                                      ----------  ----------

Effect Of Exchange Rate Changes On Cash                   1,312           -
                                                      ----------  ----------

Net Increase (Decrease) In Cash And Cash Equivalents     (7,503)     (7,057)

Cash And Cash Equivalents, Beginning Of Period           20,049      45,217
                                                      ----------  ----------

Cash And Cash Equivalents, End Of Period              $  12,546   $  38,160
============================================================================











          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.     BUSINESS  AND  BASIS  OF  PRESENTATION

Worldbid Corporation (the "Company") was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade web site. The Company operates in one business segment. The Company has consolidated its wholly-owned subsidiary company, Worldbid Canada Corporation. All significant inter-company balances and transactions have been eliminated in the consolidation.

The unaudited consolidated financial statements of the Company at July 31, 2002, and for the three month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2003 are consistent with those used in fiscal 2002 except as described in Note 5. The results of operations for the three months ended July 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2003. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2002 and the notes thereto included in the Company's Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.


2.     LIQUIDITY  AND  FUTURE  OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At July 31, 2002, the Company has negative working capital of $245,557. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3.     15%  GUARANTEED  CONVERTIBLE  NOTES

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

On July 31, 2002, the Company completed the sale of an additional 766.5 15% convertible notes for proceeds of $766,500. Proceeds from the issue of the convertible notes included $731,000 in amounts due to related parties and shareholders converted to notes. As at July 31, 2002, 1,031.5 units of 15% convertible notes are outstanding.


4.     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES





                          2002     2001
                         ----------------
Selling expenses
  Salaries and benefits  $ 8,881  $ 7,269
  Commissions                  -    7,699
  Marketing expense        5,143   38,502
  Travel                       -    8,996
  Trade meetings               -        -
                         ----------------


                          14,024   62,466
                         ----------------



                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2002 AND 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


4.     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES  (Continued)



                                                      2002      2001
                                                    --------  --------
General and administrative expenses
  Salaries and benefits                             $ 92,529  $198,755
  Technical support and operations                    13,323    48,103
  Insurance                                                -       741
  Bad debt expense                                         -     8,955
  Telephone and facsimile                              1,121     6,564
  Professional services                               11,683    99,481
  Other                                                3,937    44,367
                                                    --------  --------


                                                     122,593   406,966
                                                    --------  --------

Total selling, general and administrative expenses  $136,617  $469,432
                                                    ==================






5.     CHANGE  IN  ACCOUNTING  POLICY

Effective  May  1,  2002, the Company adopted the requirements of SFAS No. 142 -
"Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment.

During the quarter ended July 31, 2002, the Company recognized a goodwill impairment loss of $94,216.

The following pro-forma information is provided to show the effect of the adoption of SFAS No. 142 on the financial information of all periods presented in this statement:




                                         2002        2001
                                      ----------------------
Reported net loss for the period      $(194,058)  $(575,905)
Add back:  Goodwill amortization              -      24,969
                                      ----------------------


Adjusted net loss for the period      $(194,058)  $(550,936)
                                      ======================


Basic and diluted earnings per share
  Reported net loss for the period    $   (0.01)  $   (0.02)
  Goodwill amortization                       -           -
                                      ----------------------


  Adjusted net loss for the period    $   (0.01)  $   (0.02)
                                      ======================




Item  2.          Management's  Discussion  and  Analysis  or Plan of Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports the Company files with the SEC, including the Company's Annual Report on Form 10-KSB for the year ended April 30, 2002. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Our operating expenses continue to exceed our revenues. Accordingly, our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under Liquidity and Financial Condition. In order to address our shortage of cash and working capital, we took the following measures during our fiscal year ended April 30, 2002 in order to reduce our operating costs:

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JULY 31, 2001

Revenues

We had revenues of $69,411 for the three months ended July 31, 2002, compared to $67,146 for the three months ended July 31, 2001. Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the three months ended July 31, 2002 were $66,451, representing 95.7% of our total revenues, compared to $66,917 for the three months ended July 31, 2001, representing 99.7% of revenues. Revenues in connection with partnership arrangements were comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising on e-mail trade notifications increased to $2,960 for the three months ended July 31, 2002 from $229 for the three months ended July 31, 2001.

Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See Overview above. Our minimal revenues from advertising reflects both the general market decline in advertising revenues on the Internet and our decision to pursue revenues from sales of membership subscriptions to our Worldbid web sites. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements on e-mail trade notifications will not increase materially within the current fiscal year.

Operating  Expenses

Our operating expenses were $263,469 for the three months ended July 31, 2002, compared to operating expenses of $575,905 for the three months ended July 31, 2001. The decrease in our operating expenses of $312,436, representing a 54% decrease, reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the year ended April 30, 2002 due to limited working capital. See Overview above. We have continued to maintain our reduced operating expenses since April 30, 2002 due to a lack of financing to expand our operations.

Our selling, general and administrative expenses decreased to $136,617 for the three months ended July 31, 2002, compared to $469,432 for the three months ended July 31, 2001. The decrease in our selling, general and administrative expenses in the amount of $332,815, representing a 71% decrease, was primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital in the year ended April 30, 2002. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

Our general and administrative expenses decreased to $122,593 for the three months ended July 31, 2002, compared to $406,966 for the three months ended July 31, 2001. The decrease in our general and administrative expenses in the amount of $284,373, representing a 70% decrease, was primarily the result of measures taken to reduce our overhead expenses during the year ended April 30, 2002. These measures included a substantial reduction in both staff and facilities.

During the three months ended July 31, 2002, we incurred minimal selling expenses in the amount of $14,024, compared to $62,466 for the three months ended July 31, 2001. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense was $23,099 for the three months ended July 31, 2002, compared to $21,006 for the three months ended July 31, 2001. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations.

Net  Loss

We recorded a comprehensive loss of $192,746 for the three months ended July 31, 2002, compared to a comprehensive loss of $507,259 for the three months ended July 31, 2001. The reduced loss reflects the our constant level of revenues and the substantial reduction to our selling, general and administrative expenses during the three months ended July 31, 2002, compared to the three months ended July 31, 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $12,546 as at July 31, 2002, compared to cash on hand of $20,049 as at April 30, 2002. We had a working capital deficit of $245,557 as at July 31, 2002, compared to a working capital deficit of $932,701 at April 30, 2002.

We were able to achieve a substantial reduction to our working capital deficit during the three months ended July 31, 2002 by the issuance of our 15% guaranteed convertible notes and Series X Share Purchase

Warrants to our creditors in conversion of an aggregate of $766,500 in indebtedness. This issuance of convertible notes enabled us to reduce our accounts receivable to $249,682 as of July 31, 2002 compared to $567,159 as of April 30, 2002 and to reduce our shareholders loans to NIL as of July 31, 2002 compared to $381,900 as of April 30, 2002. We issued 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants to Mr. Logan Anderson, our chief financial officer, as payment to Mr.
Anderson of accrued but unpaid consultant fees and related expenses in the amount of 216,000. We issued additional 15% guaranteed convertible notes in the principal amount of $81,000 and 1,620,000 Series X Share Purchase Warrants to Mr. Anderson as re-payment to Mr. Anderson of shareholders loans advanced by Mr. Anderson to us in the amount of $81,000. We issued 15% guaranteed convertible notes in the principal amount of $119,000 and 2,380,000 Series X Share Purchase Warrants to Mr. Howard Thomson, our chief financial officer, as payment to Mr. Thomson of accrued but unpaid consultant fees.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities during the three months ended July 31, 2002. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. The total amount of shareholders loans payable by us to Mr. Anderson and Mr. Moll was $381,900 as of April 30, 2002, compared to $223,450 as of April 30, 2001. These loans were retired during the three months ended July 31, 2002 through the issuance our 15% guaranteed convertible notes and Series X Share Purchase Warrants. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations. We did not realize any proceeds from shareholder loans during the three months ended July 31, 2002

Our monthly marketing and operating expenses are approximately $45,000 to $50,000 per month. Our current revenues are approximately $20,000 to $25,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

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

We completed sales of $766,500 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the three months ended July 31, 2002. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $766,500. We are continuing this offering but there is no assurance that we will complete any additional sales of the convertible notes. We have now issued an aggregate of 1,031.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,031,500. In addition, we have issued an aggregate of 20,630,000 Series X Share Purchase Warrants. The outstanding 15% guaranteed convertible notes are currently convertible into 206,300,000 shares of our common stock, based on our current trading price of $0.01 per share as of September 11, 2002. This number of shares is in excess of our current authorised capital. We have covenanted in the terms of the convertible notes to take any required corporate action as may be necessary to increase the number of our authorised but unissued shares to such number of shares that will be sufficient to enable conversion of all the outstanding convertible notes. This corporate action would require an amendment to our articles of incorporation. We will be required to seek shareholder approval of the amendment to our articles of incorporation to complete the increase to our authorised capital.

We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include the risk factors that we have identified in this Quarterly Report on Form 10-QSB. These risk factors include, but are not limited to:

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

NEW  ACCOUNTING  PRONOUNCEMENTS

Effective May 1, 2002, we adopted the requirements of SFAS No. 142 - "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment. During the quarter ended July 31, 2002, we recognized a goodwill impairment loss of $94,216 as a consequence of compliance with the requirements of SFAS No. 142. Our interim financial statements for the three months ended July 31, 2002 included with this Quarterly Report on Form 10-QSB include pro-forma information to show the effect of the adoption of SFAS No. 142 on the financial information of all periods presented in the financial statements.

                           PART II - OTHER INFORMATION


Item  1.          Legal  Proceedings

We and our operating subsidiary, Worldbid Canada Corporation, have been named as defendants in an action commenced by the Bank of Montreal in the Supreme Court of British Columbia in June, 2001 against ourselves, Worldbid Canada Corporation, our subsidiary, and Mr. Howard Thomson, our treasurer and chief financial officer and one of our directors. There have been no material developments in these legal proceedings since our fiscal quarter ended July 31, 2001.


Item  2.          Changes  in  Securities

We completed the sale of 766.5 15% guaranteed convertible note and Series X Share Purchase Warrants units during the fiscal quarter ended July 31, 2002 in consideration for conversion of outstanding indebtedness on the amount of $766,500. Each unit sold consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X Share Purchase Warrants. The units were offered and sold pursuant to Regulation S of the Securities Act of 1933 to persons who are not "U.S. Persons", as defined in Regulation S. No commissions or fees were paid in connection with the sales of units. The convertible notes are due on September 30, 2004 and bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase
Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.   $0.05  per  share  if  exercised  prior  to  September  30,  2002;
b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and
c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

In aggregate, a total of 15,330,000 Series X Share Purchase Warrants were issued during the three months ended July 31, 2002.


Item  3.          Defaults  upon  Senior  Securities

None.


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending July 31, 2002.


Item  5.          Other  Information

We entered into a Memorandum of Agreement dated September 18, 2002 with City of London Group PLC for the acquisition of certain ECeurope assets. Pursuant to this agreement, we have acquired the following assets in consideration for the issuance of 2,500,000 shares of our common stock and 2,500,000 share purchase warrants:

(a) The domain name "ECeurope.com" and all rights and trademarks associated with this domain;
                                       15

(b) The customer list of ECeurope.com, consisting of approximately 130,000 registered users;

(c)  The  ECeurope.com  database  of  over  3  million  e-mail  addresses;  and

(d)  The  ECeurope.com  database  of  trade  leads.

Each share purchase warrant issued entitles City of London Group PLC to purchase one share of our common stock at any time prior to September 12, 2005 on the following basis:

(a)  $0.01  per  share  if  exercised  prior  to  September  12,  2003;

(b) $0.02 per share if exercised after September 12, 2003 and prior to September 12, 2004; and

(c)  $0.03  per  share  if  exercised  after  September  12,  2004  and prior to

     September  12,  2005.

All shares were issued in reliance of Regulation S of the Securities Act of 1933.

A copy of the Memorandum of Agreement is attached to this Quarterly Report on Form 10-QSB as Exhibit 10.1.


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

Exhibit  3.2:     Certificate  of  Amendment  of  Articles  of  Incorporation(1)

Exhibit  3.3:     By-Laws  of  the  Company(1)

Exhibit  3.4:     Certificate  of  Amendment  of  Articles  of  Incorporation(2)

Exhibit  4.1:     Specimen  Stock  Certificate(1)

Exhibit  4.2      Form  of  15%  Guaranteed  Convertible  Notes(3)

Exhibit  4.3      Form  of  Series  X  Share  Purchase  Warrant(3)

Exhibit  4.4:     2000  Stock  Option  Plan(2)

Exhibit 10.1 Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (4)

Exhibit 99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906  of  the Sarbanes-Oxley  Act  of  2002(4)

Exhibit 99.2 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906  of  the Sarbanes-Oxley  Act  of  2002(4)

(1) Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).

(2) Incorporated by reference from our Form 10-Q Quarterly Report filed with the Securities and

     Exchange  Commission  on  December  15,  2000.

(3) Incorporated by reference from our Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on December 24, 2001.

(4)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB.


REPORTS  ON  FORM  8-K

We  did not file any Current Reports on Form 8-K during the fiscal quarter ended
July  31,  2002.   We  have not filed any Current Reports on Form 8-K since July
31,  2002.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID  CORPORATION


By:  /s/ Logan  Anderson
     ___________________________________
     Logan  Anderson,  Chief  Executive  Officer
     Director
     Date:     September  19,  2002



By:  /s/ Howard  Thomson
     ___________________________________
     Howard  Thomson,  Chief  Financial  Officer
     Director
     Date:  September  19,  2002

                                 CERTIFICATIONS

I, Logan B. Anderson, Chief Executive Officer of Worldbid Corporation, certify that;

(1)  I  have  reviewed  this  quarterly  report  on  Form10-QSB  of  Worldbid
     Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:   September  19,  2002
                            /s/ Logan B. Anderson
                            ___________________________________
                                   (Signature)

                            Chief  Executive  Officer
                            ___________________________________
                                   (Title)



I, Howard Thomson, Chief Financial Officer of Worldbid Corporation, certify that;

(1)  I  have  reviewed  this  quarterly  report  on  Form10-QSB  of  Worldbid
     Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:   September  19,  2002  /s/ Howard Thomson
                            ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                            ___________________________________
                                   (Title)