Form 10QSB
period 2002-10-31
WORLDBID CORP
filed 2002-12-23
CIK 1080399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period _______ to


          Commission  File  Number     0-26729
                                       -------

                              WORLDBID CORPORATION
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                      88-0427619
-------------------------------                  ---------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)


810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA                                      98230
---------------------------------------         ----------
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,181,441 shares of $0.001 par value common stock outstanding as of December 13, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

                              WORLDBID CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              WORLDBID CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------
                                             OCTOBER 31     APRIL 30
                                                2002          2002
----------------------------------------------------------------------


ASSETS

Current
  Cash and cash equivalents                 $    24,904   $    20,049
  Trade accounts receivable                         228         2,300
  Receivables, other                             11,180        16,170
  Prepaid expenses                                    -         2,839
                                            ------------  ------------
                                                 36,312        41,358

Surety Deposit                                        -        10,000
Property, Plant And Equipment,
 less accumulated depreciation                   52,652        68,043
Intangible Assets, less accumulated
 amortization (Note 3)                           56,152       103,818
                                            ------------  ------------

                                            $   145,116   $   223,219
======================================================================

LIABILITIES

Current
  Notes payable                             $         -   $    25,000
  Accounts payable and accrued
   liabilities                                  305,243       567,159
Shareholder loans                                 5,000       381,900
                                            ------------  ------------
                                                310,243       974,059
                                            ------------  ------------

15% Guaranteed Convertible Notes (Note 4)     1,056,500       265,000
                                            ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Shares                                    34,181        24,156
Additional Paid-In Capital                    4,659,648     4,562,718
Contributed Surplus                              38,200        38,200
Deficit                                      (5,943,736)   (5,632,177)
Accumulated Other Comprehensive Loss             (9,920)       (8,737)
                                            ------------  ------------
                                             (1,221,627)   (1,015,840)
                                            ------------  ------------

                                            $   145,116   $   223,219
======================================================================

Liquidity And Future Operations (Note 2)


          See accompanying notes to the unaudited financial statements

                                WORLDBID CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                     (Unaudited)
                               (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                       OCTOBER 31                  OCTOBER 31
                                   2002          2001          2002          2001
-------------------------------------------------------------------------------------

Revenues
  Advertising                  $         -   $     7,544   $     2,960   $     7,773
  Membership and partnership
   fees                             72,553        89,503       139,004       156,420
                               ------------------------------------------------------
                                    72,553        97,047       141,964       164,193
                               ------------------------------------------------------

Expenses
  Selling, general and
   administrative expenses
   (Note 4)                        137,650       276,440       274,267       745,872
  Interest expense                  41,867        10,495        64,966        31,501
  Depreciation and amortization     10,537        61,684        20,074       125,151
  Loss on disposal of fixed
   assets                                -             -             -        22,000
  Goodwill impairment (Note 5)           -             -        94,216             -
                               ------------------------------------------------------
                                   190,054       348,619       453,523       924,524
                               ------------------------------------------------------

Net Loss For The Period           (117,501)     (251,572)     (311,559)     (760,331)

Foreign Currency Translation
 Adjustment                         (2,495)       45,066        (1,183)       46,586
                               ------------------------------------------------------

Comprehensive Loss             $  (119,996)  $  (206,506)  $  (312,742)  $  (713,745)
=====================================================================================

Deficit, Beginning Of Period   $(5,826,235)  $(4,843,693)  $(5,632,177)  $(4,334,934)

Net Loss For The Period           (117,501)     (251,572)     (311,559)     (760,331)
                               ------------------------------------------------------

Deficit, End Of Period         $(5,943,736)  $(5,095,265)  $(5,943,736)  $(5,095,265)
=====================================================================================

Net Loss Per Share - Basic
 And Diluted                   $     (0.01)  $     (0.01)  $     (0.01)  $     (0.03)
=====================================================================================


Weighted Average Number Of
 Common Shares Outstanding      27,497,584    23,887,693    25,826,670    23,660,845
=====================================================================================





          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------
                                                      SIX MONTHS ENDED
                                                         OCTOBER 31
                                                      2002        2001
-------------------------------------------------------------------------


Cash Flows From (Used In) Operating Activities
  Net loss for the period                          $(311,559)  $(760,331)
  Items not involving cash:
    Amortization                                      20,074     125,151
    Foreign exchange on subsidiary operations              -      45,586
    Goodwill impairment                               94,216           -
    Loss on disposal of fixed assets                       -      22,000
    Services received in exchange for equity               -       4,000
                                                   ----------------------
                                                    (197,269)   (563,594)

  Change in non-cash working capital items:
    Accounts receivable                                2,072      13,696
    Receivables, other                                 4,990      (6,226)
    Prepaid expenses                                   2,839      11,916
    Accounts payable and accrued expenses            179,129     (47,993)
                                                   ----------------------
Net Cash Used In Operating Activities                 (8,239)   (592,201)
                                                   ----------------------

Cash Flows From Investing Activity
  Capital expenditures                                  (719)    (12,668)
                                                   ----------------------

Cash Flows From Financing Activities
  Proceeds on issuance of notes payable                    -      25,000
  Notes payable (repayment)                            5,000    (100,000)
  Proceeds from shareholder loans, net                     -       8,000
  Proceeds from issuance of common stock                   -     496,000
  Proceeds from surety deposit                        10,000           -
  Proceeds from issuance of convertible notes              -     136,000
                                                   ----------------------
                                                      15,000     565,000
                                                   ----------------------

Effect Of Exchange Rate Changes On Cash               (1,187)          -
                                                   ----------------------

Net Increase (Decrease) In Cash And Cash
 Equivalents                                           4,855     (39,869)

Cash And Cash Equivalents, Beginning
 Of Period                                            20,049      45,217
                                                   ----------------------

Cash And Cash Equivalents, End Of Period           $  24,904   $   5,348
=========================================================================



          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

The unaudited consolidated financial statements of the Company at October 31, 2002, and for the six month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2003 are consistent with those used in fiscal 2002 except as described in Note 5. The results of operations for the six months ended October 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2003. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2002 and the notes thereto included in the Company's Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.


2.     LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At October 31, 2002, the Company has negative working capital of $273,931. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     INTANGIBLE ASSETS

During the quarter ended October 31, 2002, the Company acquired intangible assets of $50,514 representing trademarks and customer lists. These intangible assets are to be amortized over a two year period being the estimated useful life of the intangibles.


4.     15% GUARANTEED CONVERTIBLE NOTES

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

During the quarter ended October 31, 2002, the Company completed the sale of an additional 25 convertible notes in consideration for conversion of notes payable indebtedness of $25,000.

As  at October 31, 2002, 1,056.5 units of 15% convertible notes are outstanding.


5.     SHARE CAPITAL

During the period ended October 31, 2002, the Company issued 2,500,000 common shares at a value of $25,000 and 2,500,000 share purchase warrants for a value of $25,514 for the acquisition of intangible assets of ECeurope.com.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.     SHARE CAPITAL (Continued)

Each share purchase warrant entitles the holder to purchase one common share at a price of $0.01 per share up to September 12, 2003, at $0.02 per share up to September 12, 2004, and at $0.03 per share up to September 12, 2005.

6.     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


                                                        2002      2001
                                                      ------------------
Selling expenses
  Salaries and benefits                               $ 18,622  $ 35,280
  Commissions                                              152    10,205
  Marketing expense                                     12,160    48,763
  Travel                                                 1,028    27,012
                                                      ------------------
                                                        31,962   121,260
                                                      ------------------


General and administrative expenses
  Salaries and benefits                                186,226   351,929
  Technical support and operations                      27,580    85,373
  Insurance                                                  -       747
  Bad debt expense                                           -    15,018
  Telephone and facsimile                                2,435    11,077
  Professional services                                 22,764   117,794
  Other                                                  3,300    42,674
                                                      ------------------
                                                       242,305   624,612
                                                      ------------------

Total selling, general and administrative expenses    $274,267  $745,872
                                                      ==================


7.     CHANGE IN ACCOUNTING POLICY

Effective  May  1,  2002, the Company adopted the requirements of SFAS No. 142 -
"Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



7.     CHANGE IN ACCOUNTING POLICY (Continued)

The following pro-forma information is provided to show the effect of the adoption of SFAS No. 142 on the financial information of all periods presented in this statement:


                                               2002        2001
                                           ----------------------

Reported net loss for the period           $(311,559)  $(760,331)
Add back:  Goodwill amortization                   -      49,938
                                           ----------------------

Adjusted net loss for the period           $(311,559)  $(710,393)
                                           ======================

Basic and diluted earnings per share
  Reported net loss for the period         $   (0.01)  $   (0.03)
  Goodwill amortization                            -           -
                                           ----------------------

Adjusted net loss for the period           $   (0.01)  $   (0.03)
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

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2002 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2001

Revenues

We had revenues of $141,964 for the six months ended October 31, 2002, compared to $164,193 for the six months ended October 31, 2001, representing a decrease of $22,229 or 13.5%. We had revenues of $72,553 for the three months ended October 31, 2002, compared to $97,047 for the three months ended October 31, 2001, representing a decrease of $24,494 or 25.2%. Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the six months ended October 31, 2002 were $139,004, representing 97.9% of our total revenues, compared to $156,420 for the six months ended October 31, 2001, representing 95.3% of revenues. All our revenues for the three months ended October 31, 2002 were from sales of membership subscriptions to our Worldbid web sites and partnership fees, compared to 92.2% of revenues for the three months ended October 31, 2001. Revenues in connection with partnership arrangements were comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising on e-mail trade notifications decreased to $2,960 for the six months ended October 31, 2002 from $7,773 for the six months ended October 31, 2001. We did not have any revenues from advertising on e-mail trade notifications during the three months ended October 31, 2002.

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

Our revenues derived from partnership arrangements decreased in 2002 compared to 2001. Revenues from sales of membership subscriptions to our Worldbid web sites have increased in 2002 compared to 2001. However, the decline in revenues derived from partnership arrangements has exceed the increase in revenues from sales of membership subscriptions to our Worldbid web sites, with the result that our revenues declined both for the six months and the three months ended October 31, 2002.

Operating Expenses

Our operating expenses were $453,523 for the six months ended October 31, 2002, compared to operating expenses of $924,524 for the six months ended October 31, 2001, representing a decrease of $471,001 or 50.9%. Our operating expenses were $190,054 for the three months ended October 31, 2002, compared to operating expenses of $348,619 for the three months ended October 31, 2001, representing a decrease of $158,565 or 45.5%. The decreases in our operating expenses reflect our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the year ended April 30, 2002 due to limited working capital. See Overview above. We have continued to maintain our reduced operating expenses since April 30, 2002 due to a lack of financing to expand our operations.

Our selling, general and administrative expenses decreased to $274,267 for the six months ended October 31, 2002, compared to $745,872 for the six months ended October 31, 2001, representing a decrease of $471,605 or 63.2%. Our selling, general and administrative expenses decreased to $137,650 for the three months ended October 31, 2002, compared to $276,440 for the three months ended October 31, 2001, representing a decrease of $138,790 or 50.2%. The decreases were primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital in the year ended April 30, 2002. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

Our general and administrative expenses decreased to $242,305 for the six months ended October 31, 2002, compared to $624,612 for the six months ended October 31, 2001, representing a decrease of $382,307 or 61.2%. The decrease in our general and administrative expenses was primarily the result of measures taken to reduce our overhead expenses during the year ended April 30, 2002. These measures included a substantial reduction in both staff and facilities.

During the six months ended October 31, 2002, we incurred minimal selling expenses in the amount of $31,962, compared to $121,260 for the six months ended October 31, 2001, representing a decrease of $89,298 or 73.6%. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense increased to $64,966 for the six months ended October 31, 2002, compared to $31,501 for the six months ended October 31, 2001. Our interest expense was $41,867 for the three months ended October 31, 2002, compared to $10,495 for the three months ended October 31, 2001. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase to our interest expense was primarily attributable to interest payable on our outstanding convertible notes

Net Loss

We recorded a loss of $311,559 for the six months ended October 31, 2002, compared to a loss of $760,331 for the six months ended October 31, 2001. Our loss was $117,501 for the three months ended October 31, 2002 compared to a loss of $251,572 for the three months ended October 31, 2001. Our reduced losses reflect the minor reduction to our revenues and the substantial reduction to our selling, general and administrative expenses.

If we are able to achieve the required financing, we anticipate that our operating expenses will increase as we carry out our business strategy and plan of operations due to the following factors:

1. we plan a substantial marketing and sales program once we achieve increased financing in order to increase our paid registered user base and to develop and promote our regional and vertical partner sites;

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $24,904 as at October 31, 2002, compared to cash on hand of $20,049 as at April 30, 2002. We had a working capital deficit of $273,931 as at October 31, 2002, compared to a working capital deficit of $932,701 at April 30, 2002.

We were able to achieve a substantial reduction to our working capital deficit during the six months ended October 31, 2002 by the issuance of our 15% guaranteed convertible notes and Series X Share Purchase Warrants to our creditors in conversion of an aggregate of $791,500 in indebtedness. This issuance of convertible notes enabled us to reduce our accounts payable and accrued liabilities to $305,243 as of October 31, 2002 compared to $567,159 as of April 30, 2002 and to reduce our shareholders loans to $5,000 as of October 31, 2002 compared to $381,900 as of April 30, 2002. We issued 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants to Mr. Logan Anderson, our chief financial officer, as payment to Mr. Anderson of accrued but unpaid consultant fees and related expenses in the amount of 216,000. We issued additional 15% guaranteed convertible notes in the principal amount of $81,000 and 1,620,000 Series X Share Purchase Warrants to Mr. Anderson as re-payment to Mr. Anderson of shareholders loans advanced by Mr. Anderson to us in the amount of $81,000. We issued 15% guaranteed convertible notes in the principal amount of $119,000 and 2,380,000 Series X Share Purchase Warrants to Mr. Howard Thomson, our chief financial officer, as payment to Mr. Thomson of accrued but unpaid consultant fees.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities during the six months ended October 31, 2002. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and Mr. Harold Moll, the owner of more than 5% of our common stock. The total amount of shareholders loans payable by us to Mr. Anderson and Mr. Moll was $381,900 as of April 30, 2002, compared to $223,450 as of April 30, 2001. These loans were retired during the three months ended July 31, 2002 through the issuance our 15% guaranteed convertible notes and Series X Share Purchase Warrants. There is no assurance that either Mr. Anderson or Mr. Moll will advance further funds to us in order to finance our business operations. We did not realize any proceeds from shareholder loans during the six months ended October 31, 2002

Our monthly marketing and operating expenses, including interest expenses, are approximately $60,000 to $70,000 per month. Our current revenues are approximately $20,000 to $25,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

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

We completed sales of $791,500 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the six months ended October 31, 2002. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $791,500. We are continuing this offering but there is no assurance that we will complete any additional sales of the convertible notes. We have now issued an aggregate of 1,056.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,056,500. In addition, we have issued an aggregate of 21,130,000 Series X Share Purchase Warrants. The outstanding 15% guaranteed convertible notes are currently convertible into 211,300,000 shares of our common stock, based on our current trading price of $0.01 per share as of December 12, 2002. This number of shares is in excess of our current authorised capital. We have covenanted in the terms of the convertible notes to take any required corporate action as may be necessary to increase the number of our authorised but unissued shares to such number of shares that will be sufficient to enable conversion of all the outstanding convertible notes. This corporate action would require an amendment to our articles of incorporation. We will be required to seek shareholder approval of the amendment to our articles of incorporation to complete the increase to our authorised capital.

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

B. the success of our strategic alliances and referral agreements for the marketing of our Worldbid web sites and the generation of partnership fees;

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective May 1, 2002, we adopted the requirements of SFAS No. 142 - "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment. During the quarter ended July 31, 2002, we recognized a goodwill impairment loss of $94,216 as a consequence of compliance with the requirements of SFAS No. 142. Our interim financial statements for the six months ended October 31, 2002 included with this Quarterly Report on Form 10-QSB include pro-forma information to show the effect of the adoption of SFAS No. 142 on the financial information of all periods presented in the financial statements.


ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Logan Anderson and our Chief Financial Officer, Mr. Howard Thomson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We and our operating subsidiary, Worldbid Canada Corporation, have been named as defendants in an action commenced by the Bank of Montreal in the Supreme Court of British Columbia in June, 2001 against ourselves, Worldbid Canada Corporation, our subsidiary, and Mr. Howard Thomson, our treasurer and chief financial officer and one of our directors. There have been no material developments in these legal proceedings since our fiscal quarter ended October 31, 2001.

Item 2.          Changes in Securities

We did not issue any of our securities without registration under the Securities Act of 1933 during the three months ended October 31, 2002 except as set forth below:

1. We completed the sale of 25 15% guaranteed convertible note and Series X Share Purchase Warrants units during the fiscal quarter ended October 31, 2002 in consideration for conversion of outstanding indebtedness on the amount of $25,000. Each unit sold consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X Share Purchase Warrants. In aggregate, a total of 500,000 Series X Share Purchase Warrants were issued to the investor. The units were offered and sold pursuant to Regulation S of the Securities Act of 1933 (the "1933 Act") to one investor who is not a "U.S. Person", as defined in Regulation S. No commissions or fees were paid in connection with the sales of units. The convertible notes are due on September 30, 2004 and bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitles the holder to purchase one common share of Worldbid's common stock on the following basis:

     a.   $0.05  per  share  if  exercised  prior  to  September  30,  2002;
     b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and
     c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

2. We entered into a Memorandum of Agreement dated September 18, 2002 with City of London Group PLC for the acquisition of certain ECeurope assets. Pursuant to this agreement, we issued 2,500,000 shares of our common stock and 2,500,000 share purchase warrants in consideration for our acquisition of the following assets:

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

     All shares were issued in reliance of Regulation S of 1933 Act. All certificates representing the securities issued were endorsed with restrictive legends confirming that the securities cannot be resold without registration under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act.

3. We issued an aggregate of 7,525,486 shares of our common stock to the holders of our 15% guaranteed convertible notes, holding an aggregate of 1,056.5 of our 15% guaranteed convertible notes, effective September 30, 2002. All shares were issued as payment of accrued interest on the convertible notes at the rate of 15% per annum from the date of issuance of the convertible notes to each holder, respectively, to September 30, 2002. The shares were issued on the basis of a price of $0.0075 per share, being 75% of the market price of Worldbid's common stock for the ten trading days prior to September 30, 2002, in accordance with the terms of the convertible notes. The shares were issued in reliance of Regulation S of the Securities Act of 1933 on the basis that each holder of our convertible notes is not a "U.S. Person", as defined in Regulation S. Each share certificate representing the issued shares will be endorsed with a restrictive legend confirming that the shares cannot be resold without registration under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act. Of the shares issued, 2,058,465 were issued to Mr. Logan Anderson, our chief executive officer, and 397,753 were issued to Mr. Howard Thomson, our chief financial officer.

Item 3.          Defaults upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended October 31, 2002.

Item 5.          Other Information

We entered into agreements with Mr. Logan Anderson and Mr. Howard Thomson subsequent to our second quarter to reduce the amount of consultant fees payable under our consultant agreements with Mr. Logan Anderson. Mr. Anderson's consultant fee was reduced from $12,500 per month to $7,500 per month and Mr. Thomson's fee was reduced from $7,500 per month to $3,000 per month, each effective November 1, 2002.

Item 6.          Exhibits and Reports on Form 8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


                    ------------------------------------------------------------
Exhibit Number                     Description of Exhibit
--------------      ------------------------------------------------------------
   99.1             Certification  of  Chief  Executive  Officer  pursuant  to pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (1)

   99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS ON FORM 8-K

We  did not file any Current Reports on Form 8-K during the fiscal quarter ended
October  31,  2002.   We  have  not  filed any Current Reports on Form 8-K since
October  31,  2002.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION


By:  /s/ Logan Anderson
     ______________________________
     Logan Anderson, Chief Executive Officer
     Director
     Date:  December 16, 2002



By:  /s/ Howard Thomson
     ___________________________________
     Howard Thomson, Chief Financial Officer
     Director
     Date:  December 16, 2002

                                 CERTIFICATIONS

I, LOGAN ANDERSON, Chief Executive Officer of Worldbid Corporation (the "Registrant"), certify that;

1.   I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Worldbid
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002           /s/ Logan Anderson
                                   ___________________________________
                                   (Signature)

                                   President and Chief Executive Officer
                                   ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, HOWARD THOMSON, Chief Financial Officer of Worldbid Corporation (the "Registrant"), certify that;

1.   I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Worldbid
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002           /s/ Howard Thomson
                                   ___________________________________
                                   (Signature)

                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)