Form 10QSB
period 2003-01-31
WORLDBID CORP
filed 2003-03-17
CIK 1080399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


        For  the  transition  period             to


          Commission  File  Number     0-26729
                                       -------

                              WORLDBID CORPORATION
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

            NEVADA                          88-0427619
-----------------------------------         -----------------------------------
(State or other jurisdiction of             (IRS  Employer Identification  No.)
incorporation  or  organization)


810  PEACE  PORTAL  DRIVE,  SUITE  201
BLAINE,  WA                                 98230
--------------------------------------      -------
(Address of principal executive offices)    (Zip  Code)

Issuer's  telephone  number,
including  area code:                       (360) 332-1752
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 93,999,901 shares of $0.001 par value common stock outstanding as of March 13, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                              WORLDBID CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              WORLDBID CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                 JANUARY 31     APRIL 30
                                     2003          2002
                               -------------------------
ASSETS

Current
  Cash and cash equivalents      $    23,742   $    20,049
  Trade accounts receivable            3,381         2,300
  Receivables, other                  12,375        16,170
  Prepaid expenses                         -         2,839
                                 --------------------------

                                      39,498        41,358
Surety Deposit                             -        10,000
Property, Plant And Equipment,
 less accumulated depreciation        44,457        68,043
Intangible Assets, less
accumulated amortization              47,787       103,818
                                 --------------------------

                                 $   131,742   $   223,219
===========================================================


LIABILITIES

Current
  Notes payable                  $         -   $    25,000
  Accounts payable and
   accrued liabilities               362,707       567,159
  Shareholder loans                    5,000       381,900
                                 --------------------------

                                     367,707       974,059
                                 --------------------------


15% Guaranteed Convertible
Notes (Note 3)                     1,002,500       265,000
                                 --------------------------

STOCKHOLDERS' EQUITY
(DEFICIENCY)

Common Shares                         44,981        24,156
Additional Paid-In Capital         4,702,848     4,562,718
Contributed Surplus                   38,200        38,200
Deficit                           (6,011,674)   (5,632,177)
Accumulated Other
Comprehensive Loss                   (12,820)       (8,737)
                                 --------------------------


                                  (1,238,465)   (1,015,840)
                                 --------------------------

                                 $   131,742   $   223,219
===========================================================

Liquidity And Future Operations (Note 2)



          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)




----------------------------------------------------------------------------------------
                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                          JANUARY 31                  JANUARY 31
                                      2003          2002          2003          2002
----------------------------------------------------------------------------------------
Revenues
  Advertising                     $         -   $     8,685   $     2,960   $    16,458
  Membership and partnership
   fees                                88,712        53,680       227,716       210,100
                                  ------------------------------------------------------

                                       88,712        62,365       230,676       226,558
                                  ------------------------------------------------------

Expenses
  Selling, general and
  administrative expenses (Note 5)     97,278       385,764       371,545     1,131,636
  Interest expense                     42,521        12,260       107,487        43,761
  Depreciation and amortization        16,851        61,509        36,925       186,660
  Loss on disposal of
  fixed assets                              -             -             -        22,000
  Goodwill impairment                       -             -        94,216             -
                                  ------------------------------------------------------

                                      156,650       459,533       610,173     1,384,057
                                  ------------------------------------------------------

Net Loss For
 The Period                           (67,938)     (397,168)     (379,497)   (1,157,499)

Foreign Currency
 Translation Adjustment                (2,900)          212        (4,083)       45,278
                                  ------------------------------------------------------

Comprehensive Loss                $   (70,838)  $  (396,956)  $  (383,580)  $(1,112,221)
========================================================================================


Deficit,
Beginning Of Period               $(5,943,736)  $(5,095,265)  $(5,632,177)  $(4,334,934)

Net Loss For
The Period                            (67,938)     (397,168)     (379,497)   (1,157,499)

Deficit,
End Of Period                     $(6,011,674)  $(5,492,433)  $(6,011,674)  $(5,492,433)
========================================================================================

Net Loss Per Share -
 Basic And Diluted                $     (0.01)  $     (0.02)  $     (0.01)  $     (0.05)
========================================================================================

Weighted Average Number
 Of Common Shares
Outstanding                        34,220,371    23,405,337    28,728,917    24,040,212
========================================================================================



          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



----------------------------------------------------------------
                                          NINE  MONTHS  ENDED
                                              JANUARY  31
                                           2003         2002
----------------------------------------------------------------

Cash Flows From (Used In)
Operating Activities
  Net loss for the period               $(379,497)  $(1,157,499)
  Items not involving cash:
    Amortization                           36,925       186,660
    Loss on disposal of fixed assets            -        22,000
    Services received in
    exchange for equity                         -         4,000
    Goodwill impairment                    94,216             -
                                        ------------------------
                                         (248,356)     (944,839)

  Change in non-cash working
  capital items:
    Accounts receivable                    (1,081)       13,696
    Receivables, other                      3,795        13,934
    Prepaid expenses                        2,839        11,916
    Accounts payable and
    accrued expenses                      236,589       128,892
                                        ------------------------

Net Cash Used In
Operating Activities                       (6,214)     (776,401)
                                        ------------------------

Cash Flows From Investing Activity
  Capital expenditures                     (1,010)      (12,280)
                                        ------------------------
Cash Flows From Financing Activities
  Proceeds on issuance of notes payable         -        25,000
  Notes payable (repayment)                     -      (100,000)
  Proceeds from shareholder
   loans, net                               5,000        13,759
  Proceeds from issuance
  of common stock                               -       512,427
  Proceeds from surety
  deposit                                  10,000             -
  Proceeds from issuance
  of convertible notes                          -       247,000
                                        ------------------------
                                           15,000       698,186
                                        ------------------------
Effect Of Exchange Rate
Changes On Cash                            (4,083)       45,278
                                        ------------------------
Net Increase (Decrease) In
Cash And Cash Equivalents                   3,693       (45,217)
Cash And Cash Equivalents,
Beginning Of Period                        20,049        45,217
                                        ------------------------

Cash And Cash Equivalents,
End Of Period                           $  23,742   $         -
================================================================

          See accompanying notes to the unaudited financial statements

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

The unaudited consolidated financial statements of the Company at January 31, 2003, and for the nine month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2003 are consistent with those used in fiscal 2002 except as described in Note 5. The results of operations for the nine months ended January 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2003. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2002 and the notes thereto included in the Company's Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.


2.     LIQUIDITY  AND  FUTURE  OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At January 31, 2003, the Company has negative working capital of $328,209. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

During the quarter ended January 31, 2003, note holders converted 54 units into 10,800,000 common shares at a price of $0.005 per share.

As  at January 31, 2003, 1,002.5 units of 15% convertible notes are outstanding.


4.     SHARE  CAPITAL

During the period ended January 31, 2003, the Company issued 10,800,000 common shares on the conversion of convertible notes with a fair value of $54,000.


5.     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES



                          2003      2002
                         ----------------

Selling expenses
  Salaries and benefits  $28,586  $ 47,448
  Commissions              1,107    26,214
  Marketing expense       10,919    54,754
  Travel                   1,044   109,654
                         -----------------
                          41,656   238,070
                         -----------------

                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES  (Continued)

                                         2003       2002
                                       --------------------
General and administrative expenses
  Salaries and benefits                $244,672  $  553,385
  Technical support and operations       39,663     111,578
  Insurance                                   -       2,007
  Bad debt expense                            -      15,018
  Telephone and facsimile                 3,785      14,463
  Professional services                  35,303     134,817
  Other                                   6,466      62,298
                                        -------------------
                                        329,889     893,566
                                        -------------------
Total selling, general and
administrative expenses                $371,545  $1,131,636
                                       ====================




6.     CHANGE  IN  ACCOUNTING  POLICY

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

The following pro-forma information is provided to show the effect of the adoption of SFAS No. 142 on the financial information of all periods presented in this statement:

                                    2003           2002
                               ----------------------------
Reported  net  loss
for  the  period               $ (379,497)   $  (1,157,499)
Add  back:  Goodwill
 amortization                           -          (74,907)
                               ----------------------------

Adjusted  net  loss
 for  the  period              $ (379,497)   $  (1,082,592)
                               ============================
Basic  and  diluted  earnings
per  share
  Reported  net  loss  for
  the  period                  $    (0.01)   $       (0.05)
  Goodwill  amortization                -                -
                               ----------------------------

Adjusted  net  loss  for
 the  period                   $    (0.01)    $      (0.05)
                               ============================


                              WORLDBID CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



7.     SUBSEQUENT  EVENT

Subsequent to January 31, 2003, the Company issued 49,100,000 common shares on the conversion of convertible notes with a fair value of $491,000.

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

RESULTS  OF  OPERATIONS

NINE  MONTHS  ENDED  JANUARY  31, 2003 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2002

Revenues

We had revenues of $230,676 for the nine months ended January 31, 2003, compared to $226,558 for the nine months ended January 31, 2002, representing an increase of $4,118 or 1.8%. We had revenues of $88,712 for the three months ended January 31, 2003, compared to $62,365 for the three months ended January 31, 2002, representing an increase of $26,347 or 42.2%. Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the nine months ended January 31, 2003 were $227,716, representing 98.7% of our total revenues, compared to $210,100 for the nine months ended January 31, 2002, representing 92.7% of revenues. All our revenues for the three months ended January 31, 2003 were from sales of membership subscriptions to our Worldbid web sites and partnership fees, compared to 86.0% of revenues for the three months ended January 31, 2002. Revenues in connection with partnership arrangements are equal to approximately 4-5% of total revenues and are comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising on e-mail trade notifications decreased to $2,960 for the nine months ended January 31, 2003 from $16,458 for the nine months ended January 31,
2002.   We  did  not  have  any  revenues  from  advertising  on  e-mail  trade notifications during the three months ended January 31, 2003, compared to revenues of $8,685 for the three months ended January 31, 2002. The increase in revenues was in part attributable to our acquisition of the ECeurope.com web site and related business in our second quarter.

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

Our revenues derived from partnership arrangements decreased in calendar 2002 compared to 2001. Revenues from sales of membership subscriptions to our Worldbid web sites have increased in calendar 2002 compared to 2001. The increase in revenues from sales of membership subscriptions to our Worldbid web sites has exceeded the decline in revenues derived from partnership arrangements, with the result that our revenues increased both for the nine months and the three months ended January 31, 2003.

Operating  Expenses

Our operating expenses were $610,173 for the nine months ended January 31, 2003, compared to operating expenses of $1,384,057 for the nine months ended January 31, 2002, representing a decrease of $773,884 or 55.9%. Our operating expenses were $156,650 for the three months ended January 31, 2003, compared to operating expenses of $459,533 for the three months ended January 31, 2002, representing a decrease of $302,883 or 65.9%. The decreases in our operating expenses reflect our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the year ended April 30, 2002 due to limited working capital. See Overview above. We have continued to maintain our reduced operating expenses since April 30, 2002 due to a lack of financing to expand our operations.

Our selling, general and administrative expenses decreased to $371,545 for the nine months ended January 31, 2003, compared to $1,131,636 for the nine months ended January 31, 2002, representing a decrease of $760,091 or 67.2%. Our selling, general and administrative expenses decreased to $97,278 for the three months ended January 31, 2003, compared to $385,764 for the three months ended January 31, 2002, representing a decrease of $288,486 or 74.8%. The decreases were primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital in the year ended April 30, 2002. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

Our general and administrative expenses decreased to $329,889 for the nine months ended January 31, 2003, compared to $893,566 for the nine months ended January 31, 2002, representing a decrease of $563,677 or 63.1%. The decrease in our general and administrative expenses was primarily the result of measures taken to reduce our overhead expenses during the year ended April 30, 2002. These measures included a substantial reduction in both staff and facilities.

During the nine months ended January 31, 2003, we incurred minimal selling expenses in the amount of $41,656, compared to $238,070 for the nine months ended January 31, 2002, representing a decrease of $196,414 or 74.1%. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense increased to $107,487 for the nine months ended January 31, 2003, compared to $43,761 for the nine months ended January 31, 2002, representing an increase of $63,726 or 146%. Our interest expense was $42,521 for the three months ended January 31, 2003, compared to $12,260 for the three months ended January 31, 2002, representing an increase of %30,261 or 247%. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase to our interest expense was primarily attributable to interest payable on our outstanding convertible notes and is reflective of the conversion of substantial indebtedness into convertible notes during the latter half of fiscal 2002 and the current fiscal year. We anticipate that our interest expense will decline substantially due to recent conversions of our convertible notes.

Net  Loss

We recorded a loss of $379,497 for the nine months ended January 31, 2003, compared to a loss of $1,157,499 for the nine months ended January 31, 2002. Our loss was $67,938 for the three months ended January 31, 2003 compared to a loss of $397,168 for the three months ended January 31, 2002. Our reduced losses reflect the increases to our revenues and the substantial reduction to our selling, general and administrative expenses.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash on hand of $23,742 as at January 31, 2003, compared to cash on hand of $20,049 as at April 30, 2002. We had a working capital deficit of $328,209 as at January 31, 2003, compared to a working capital deficit of $932,701 at April 30, 2002.

We were able to achieve a substantial reduction to our working capital deficit during the nine months ended January 31, 2003 by the issuance of our 15% guaranteed convertible notes and Series X Share Purchase Warrants to our creditors in conversion of an aggregate of $791,500 in indebtedness. This issuance of convertible notes enabled us to reduce our accounts payable and accrued liabilities to $305,243 as of January 31, 2003 compared to $567,159 as of April 30, 2002 and to reduce our shareholders loans to $5,000 as of January 31, 2003 compared to $381,900 as of April 30, 2002. We issued 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants to Mr. Logan Anderson, our chief financial officer, as payment to Mr. Anderson of accrued but unpaid consultant fees and related expenses in the amount of 216,000. We issued additional 15% guaranteed convertible notes in the principal amount of $81,000 and 1,620,000 Series X Share Purchase Warrants to Mr. Anderson as re-payment to Mr. Anderson of shareholders loans advanced by Mr. Anderson to us in the amount of $81,000. We issued 15% guaranteed convertible notes in the principal amount of $119,000 and 2,380,000 Series X Share Purchase Warrants to Mr. Howard Thomson, our chief financial officer, as payment to Mr. Thomson of accrued but unpaid consultant fees. We did not complete any sales of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the three months ended January 31, 2003.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities during the nine months ended January 31, 2003. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $381,900 as of April 30, 2002, compared to $223,450 as of April 30, 2001. These loans were retired during the three months ended October, 2002 through the issuance our 15% guaranteed convertible notes and Series X Share Purchase Warrants. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations. We did not realize any proceeds from shareholder loans during the nine months ended January 31, 2003

Our monthly selling, general and administrative expenses are approximately $40,000 to $50,000 per month. Our current revenues are approximately $25,000 to $30,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations. Our interest expense has increased to approximately $15,000 per month and is primarily attributable to interest accruing on our 15% guaranteed convertible notes. We anticipate that we will pay this interest expense by issuing additional shares of our common stock at a discount to market in accordance with the terms of the convertible notes. We anticipate that our interest expense will decline substantially due to recent conversions of our convertible notes.

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

15%  Guaranteed  Convertible  Notes

During our third quarter ended January 31, 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the "Series X Share Purchase Warrants"). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee will be secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes will be convertible into shares of Worldbid's common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.   $0.05  per  share  if  exercised  prior  to  September  30,  2002;

b. $0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c. $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

We completed sales of $791,500 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the nine months ended January 31, 2003. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $791,500. We are continuing this offering but there is no assurance that we will complete any additional sales of the convertible notes. We have now issued an aggregate of 1,056.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,056,500. Of these convertible notes, a total representing aggregate indebtedness of $545,000 have been converted into 59,900,000 shares of our common stock to date. In addition, we have issued an aggregate of 21,130,000 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 25,575,000 shares of our common stock, based on our current trading price as of March 11, 2002. This number of shares is in excess of our current authorised capital. We have covenanted in the terms of the convertible notes to take any required corporate action as may be necessary to increase the number of our authorised but unissued shares to such number of shares that will be sufficient to enable conversion of all the outstanding convertible notes. This corporate action would require an amendment to our articles of incorporation. We will be required to seek shareholder approval of the amendment to our articles of incorporation to complete the increase to our authorised capital.

Risk  Factors


We anticipate that we will continue to incur losses for the foreseeable future, as we expect to incur substantial marketing and operating expenses in implementing our plan of operations. Our future financial results are uncertain due to a number of factors, many of which are outside of our control. These factors include the risk factors that we have identified in this Quarterly Report on Form 10-QSB. These risk factors include, but are not limited to the Risk Factors attached to this Quarterly Report, the risk factors described throughout this Quarterly Report and the following risk factors:

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

NEW  ACCOUNTING  PRONOUNCEMENTS

Effective May 1, 2002, we adopted the requirements of SFAS No. 142 - "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment. During the quarter ended July 31, 2002, we recognized a goodwill impairment loss of $94,216 as a consequence of compliance with the requirements of SFAS No. 142. Our interim financial statements for the nine months ended January 31, 2003 included with this Quarterly Report on Form 10-QSB include pro-forma information to show the effect of the adoption of SFAS No. 142 on the financial information of all periods presented in the financial statements.


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

Item  2.          Changes  in  Securities

We did not issue any of our securities without registration under the Securities Act of 1933 (the "1933 Act") during the three months ended January 31, 2003 except as set forth below:

1. We issued 10,800,000 shares of our common stock to twelve of the holders of our 15% guaranteed convertible notes upon conversion of convertible notes in the aggregate principal amount of $54,000 on January 31, 2003. The notes were converted at a price of $0.005 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes. The shares were issued to the investors, each of whom is not a "U.S. Person" pursuant to Regulation S of the 1933 Act. All share certificates were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act, were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Subsequent to January 31, 2003, we issued the following our securities without registration under the 1933 Act:

1. We issued 11,900,000 shares of our common stock to Mr. Howard Thomson, our chief financial officer upon conversion of convertible notes in the principal amount of $119,000 held by Mr. Thomson. The notes were converted at a price of $0.01 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes. The shares were issued to Mr. Thomson in accordance with
     Section 4(2) of the Act. All share certificates were endorsed with a restrictive legend confirming that the securities had been issued pursuant to an exemption from registration under the Act, were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2. We issued 37,200,000 shares of our common stock to Mr. Logan Anderson, our chief executive officer upon conversion of convertible notes in the principal amount of $372,000 held by Mr. Anderson. The notes were converted at a price of $0.01 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes. The shares were issued to Mr. Anderson in accordance with Section 4(2) of the Act. All share certificates were endorsed with a restrictive legend confirming that the securities had been issued pursuant to an exemption from registration under the Act, were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item  3.          Defaults  upon  Senior  Securities

None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended January 31, 2003.

Item  5.          Other  Information

None.

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

Exhibit  3.4:     Certificate  of  Amendment  of  Articles  of  Incorporation(2)

Exhibit  4.1:     Specimen  Stock  Certificate(1)

Exhibit  4.2      Form  of  15%  Guaranteed  Convertible  Notes(3)

Exhibit  4.3      Form  of  Series  X  Share  Purchase  Warrant(3)

Exhibit  4.4:     2000  Stock  Option  Plan(2)

Exhibit 10.1 Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)

Exhibit 10.2 Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)

Exhibit 10.3 Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit 10.4 Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

Exhibit 10.5 Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)

Exhibit 99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906  of  the Sarbanes-Oxley  Act  of  2002  (6)

Exhibit 99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906  of  the Sarbanes-Oxley  Act  of  2002  (6)

Exhibit  99.3     Risk  Factors  (6)

(1) Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).
(2) Incorporated by reference from our Form 10-QSB Quarterly Report filed with the Securities and Exchange Commission on December 15, 2000.
(3) Incorporated by reference from our Form 10-QSB Quarterly Report filed with the Securities and Exchange Commission on December 24, 2001.
(4) Incorporated by reference from our Form 10-KSB Annual Report filed with the Securities and Exchange Commission on August 13, 2002.
(5) Incorporated by reference from our Form 10-QSB Quarterly Report filed with the Securities and Exchange Commission on September 23, 2002.
(6)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB.

REPORTS  ON  FORM  8-K

We  did not file any Current Reports on Form 8-K during the fiscal quarter ended
January  31,  2003.   We  have  not  filed any Current Reports on Form 8-K since
January  31,  2003.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID  CORPORATION


By:  /s/ Logan  Anderson
     ___________________________________
     Logan  Anderson,  Chief  Executive  Officer
     Director
     Date:  March  12,  2003



By:  /s/ Howard  Thomson
     ___________________________________
     Howard  Thomson,  Chief  Financial  Officer
     Director
     Date:  March  12,  2003

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


Date:  March  12,  2003       /s/ LOGAN  ANDERSON
                              ___________________________________
                                   (Signature)

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


Date:  March  12,  2003            /s/ HOWARD  THOMSON
                                   ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                             ___________________________________
                                   (Title)