Form 10KSB
period 2003-04-30
WORLDBID CORP
filed 2003-08-13
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No. 0-26729

WORLDBID CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

810 Peace Portal Drive, Suite 201 Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (360) 332-1752

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the fiscal year ended April 30, 2003 were $341,317.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of August 1, 2003 is $2,074,807.

The number of shares of the issuer’s Common Stock outstanding as of August 1, 2003 is 94,081,441 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WORLDBID CORPORATION
ANNUAL REPORT ON FORM 10-KSB

ii

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.     Description of Business

COMPANY OVERVIEW

Worldbid Corporation (“We” or “Worldbid”) owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. We were founded on the basis of a simple premise: small, mid-sized and even large companies face numerous linguistic, cultural and logistical barriers when trying to find new buyers nationally and internationally or when trying to develop new sources of products or materials nationally and internationally. We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally.

Recent Developments

Our inability to achieve substantial financing since the beginning of our prior fiscal year ended April 30, 2002 has forced us to reduce our business operations and to forgo our marketing and advertising plans. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as Worldbid have contributed to our inability to raise additional capital. We have undertaken the following measures to reduce our operating costs in order to reflect our inability to achieve substantial financing:

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

We were successful in substantially reducing our operating costs while increasing our revenues during the fiscal year ended April 30, 2002. We continued our reduced operating costs while maintaining revenues during our fiscal year ended April 30, 2003. However, we continue to have a working capital deficit and we require additional financing for us to continue our operations.

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

THE WORLDBID WEB SITES

Our principal web site is located on the Internet at “www.worldbid.com” and is referred to by us as the Worldbid web site. We have also developed an additional one hundred sub-sites of our principal web site that operate in conjunction with our principal web site to expand the scope of the businesses that we target. We refer to these web sites as the Worldbid web sites and the Worldbid Network.

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

Sellers

Each business that is interested in completing a sale is given the opportunity to post offers to sell on the Worldbid web sites. Each business user selects a category of their offer for sale and then enters in a description of the products or services to be sold, together with the business users’ contact and e-mail information. Each of these posted offers to sell is automatically delivered by e-mail to each business that has registered on the Worldbid web sites and entered its contact information with the request that it receive information regarding specific products or services that are offered for sale. Each registered business that is interested in completing a sale can also enter its e-mail address in order to receive e-mail notifications from potential purchasers in its category of interest.

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

Current Use of the Worldbid Web Site

We launched the Worldbid Web Site in January 1999. Since its launch, the Worldbid web site has grown to over 690,000 trade leads in more than 1,000 separate industry categories and sub-categories. Approximately 270,000 companies have signed up as registered users of the Worldbid web sites, of which only a portion are paying subscribers as we determined to grandfather all users who registered prior to our implementation of subscription fees. Currently, new companies are registering as members of our Worldbid web sites at the rate of approximately 90 per day. The Worldbid web sites receive over 1 million page views each month, have generally between 300-1000 trade opportunities posted each day, and over 6 million trade notifications per month are emailed out to registered businesses who have requested them. Our experience is that approximately 75% of the businesses that have registered to use our Worldbid web sites are residents of countries outside of the United States.

FEATURES OF THE WORLDBID WEB SITES

Categories

The Worldbid web sites have a broad variety of business categories and sub-categories (currently numbering over 1,000), allowing us to serve a wide variety of business and government users. Users can also request additional categories and sub-categories. We believe that this flexible format enables us to attract a broad range of businesses that presently do not have any conventional means of requesting tenders or obtaining requests for their products or services. The global nature of the Internet and its ability to be accessed throughout the world enable the Worldbid web sites to be used by businesses to access markets outside their geographic region.

Company Showrooms

We have developed a service that allows our registered users to build a “company showroom,” or product catalogue, on our Worldbid web site and be listed in the company directory that we have generated. This service, which has quickly grown to include over 6,200 company showrooms, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

Request-for-Quote (“RFQ”) Engine

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

Transaction Completion Facilitation

To date we have not engaged in facilitating the completion of transactions initiated between businesses through the Worldbid web sites. The Worldbid web sites have been a means for interested parties to make contacts and pursue negotiations between themselves. We are currently exploring the addition of a value added, fee based service in which we, or a contracted third party, would offer limited facilitation assistance to some transactions. We entered into an agreement in July 2002 with an arms length party that will provide us with the ability to provide monetary transactions between members and have integrated this functionality into our Worldbid web sites.

Screening of Notices

We screen all buy and sell notices posted on the Worldbid web sites. This ensures the notices are in the correct category and do not contain inappropriate content, and that our users receive email trade lead notices that are relevant to their businesses.

THE WORLDBID NETWORK OF WEB SITES

Overview

Our objective for the Worldbid web sites is to attract international businesses of all types and sizes and assist them to engage in business transactions. Some of these businesses may wish to conduct their on-line affairs in a local language or market and so might desire a regional web site. Other businesses may wish to focus on a specific industry, and so may desire an industry specific web site. To address this perceived demand, we have created a network of Worldbid “sub-sites” that we refer to as the “Worldbid Network”.

We have created two types of Worldbid sub-sites in order to establish the Worldbid Network: (i) regional sub-sites that pertain to specific geographic areas, such as our “WorldbidUK.com” web site; and (ii) industry sub-sites that pertain to specific industries. To date, we have built Worldbid sub-sites for approximately 100 of the approximately 170 domain names that we currently own. Of these web sites, roughly 60 are regional sub-sites and 40 are industry sub-sites.

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

We evaluate potential partners on the following important criteria:

  Number of registered users
  Number of paying users
  Number and quality of trade leads
  Homepage traffic
  Company longevity, financing, and reputation
  Talent and experience of personnel
  Web-Site content
  Advertising contacts, and
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

Our sub-site strategic alliance agreements are structured to provide that Worldbid retains all ownership and control of the sub-site and its associated data and intellectual property, and is responsible for hosting, maintaining and enhancing the sub-site and its basic content. The partner is granted exclusive “partnering”

rights to the sub-site, and agrees that, during the term of the agreement and for six months after it ends, it will not utilize any Worldbid competitors’ trade leads in any other business it conducts.

The partner is responsible for marketing and promoting the sub-site, although we sometimes provide, in our discretion, some help for a particular project, such as a trade show or an advertising campaign. The partner is also responsible for customer service and providing some content relevant to the sub-site, and for increasing the sub-site’s user base and selling subscriptions to users. Each party is responsible for its own costs.

In most cases, the strategic alliance is based on sharing sub-site revenue between the partner and Worldbid. We currently negotiate to require our partners to pay an upfront non-refundable deposit against future sub-site membership subscription sales.

The terms of the strategic alliance agreements are negotiated with each partner on a case by case basis. Accordingly, the specific terms of each agreement will vary. In addition, we may determine to significantly alter the structure of our strategic alliances with future partners. While we refer to the businesses with whom we enter into strategic alliances as “partners”, these businesses are not true legal partners and our sub-site strategic alliances are not structured or operated as legal partnerships.

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

We have entered into sub-site strategic alliance arrangements to provide for the development of international Worldbid web sites with regional partners. We determined in our fiscal year ended April 30, 2002 to scale back the number of strategic alliance arrangements to limit these arrangements to those international sites that are generating revenue. Currently, our strategic alliance arrangements are limited to the following international web sites: (i) worldbidafrica.com. and (ii) worldbidargentina.com.

We are continuing to evaluate the development and pursue strategic alliances for new regional sub-sites that can generate immediate revenues. Usage of our regional sub-sites currently accounts for approximately 10% of the total usage of the Worldbid web sites.

Technical Features of Worldbid Network

Our regional sub-sites currently comprise user interfaces in 12 languages: English, Spanish, French, Simplified Chinese, Japanese, Korean, Dutch, Italian, Portuguese, Romanian, Russian, Turkish, Our industry sub-sites’ user interfaces are currently all in English.

All Worldbid Network sites are now co-located at Pacific Coast Net, an Internet service provider in Victoria, British Columbia. All sites share the same front-end and back-end software, designed and developed in-house. Our software allows us to automatically spawn complete new sub-sites into the Worldbid Network, without requiring any additional software development. As well, the software features a proprietary database architecture which enables the sub-sites to be linked to our “parent site” (i.e., Worldbid.com), but remain independent. Linking the sub-sites to our parent site enables us to allow trade lead data from our parent site to be posted on sub-sites, and vice versa. The trade lead data can be filtered between sites based on defined parameters, such as region or industry.

Our software has been developed with the objective of enabling us to easily and independently adjust most aspects of the configuration of both the Worldbid Network and specific sites within it, facilitating our timely response to business demands and opportunities. Under the Worldbid Network’s current configuration, the regional sub-sites have access to the parent site’s entire database of trade leads, while the industry sub-sites have access only to those parent site trade leads which are contained in the corresponding parent site industry category. The trade leads posted on each sub-site are made available on the parent site, the regional sub-sites, and any applicable industry sub-site, and vice versa, the intent being that the sites may provide mutual benefit to each other.

REVENUES

We currently earn revenue by providing the following services through our Worldbid web sites:

1.	sales of membership subscriptions to businesses using our Worldbid web site;

2.	sales of data gathered from our Worldbid web sites;

3.	sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web site to businesses.

We also earn revenues through revenue sharing arrangements for web sites that are operated pursuant to partnership or strategic alliance arrangements.

Membership Subscription Fees

Earlier in 2001, we commenced the process of changing the structure of the Worldbid web sites from a free service to a fee-paying subscription membership structure. We are currently selling membership subscriptions for the parent site for USD$599 per annum to new subscribers. The membership fee is payable in monthly, quarterly, or annual installments. The sub-sites vary in their membership subscription fees . We have determined to stop our previous practice of offering free trial periods to prospective new members. We do not require those original members who signed up prior to our implementation of subscription fees to pay subscription membership fees. Accordingly, we only earn subscription membership fees from new members. We may in the future determine to impose the payment of a subscription membership fee on our original members as a condition of their continued use of the Worldbid web sites.

For sub-sites, we currently negotiate to require our sub-site partners to pay an upfront non-refundable deposit against future sales of sub-site subscription memberships. These non-refundable advance payments against membership subscription sales are negotiated on a case-by-case basis. There is no assurance that we will be able to obtain these non-refundable advance payments.

Revenues from sales of membership subscriptions currently account for in excess of 90% of our revenues.

Data Mining

We have entered into agreements to resell data generated from our Worldbid web sites, including compiled postal data, to interested third parties. This information includes information volunteered by our Worldbid members upon their registration to use our Web sites and postal records of our Worldbid members. We earn fees from sales of information according the nature of the information that we are able to provide. Higher fees are earned for information volunteered by our members that we refer to as “opt-in” information. We earn lower fees for postal record information.

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

Advertisements on our Worldbid web sites consist of banner advertising and “featured” advertising. For “featured” advertisements, a company pays us to “feature” either their company or a selected product or service on our Worldbid web sites.

Revenues from sales of advertising currently accounts for less than 5% of our revenues. We plan to continue to attempt to generate advertising revenues. However, we believe that advertising revenues will continue to be a secondary component of our revenues, when compared revenues from membership subscription fees, the primary component of our revenues.

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

WORLDBID GLOBAL PAYMENT SERVICES

We have entered into a strategic alliance with Cambridge Mercantile Corporation to provide web-based foreign currency exchange and other global payment services such as wire transfers and bank drafts to our Worldbid subscribers. We will share revenue generated from these services with Cambridge Mercantile pursuant to a revenue sharing agreement whereby we will receive a percentage of the revenue from each deal for which we provide and leads and marketing. Cambridge Mercantile will provide the proprietary software and backroom support for these services at no cost to Worldbid.

We have subsequently entered into an arrangement to extend these global payment services to the members of The Federation of International Trade Associations (“FITA”). Under the agreement, FITA will market our global payment services to its members. We will provide FITA with a percentage of the revenue of all transactions that are generated as a result of FITA’s marketing.

ACQUISITION OF ECEUROPE

We entered into a Memorandum of Agreement dated September 18, 2002 with City of London Group PLC for the acquisition of certain ECeurope assets. Pursuant to this agreement, we issued 2,500,000 shares of our common stock and 2,500,000 share purchase warrants in consideration for our acquisition of the following assets:

(a)	The domain name “ECeurope.com” and all rights and trademarks associated with this domain;
(b)	The customer list of ECeurope.com, consisting of approximately 130,000 registered users;
(c)	The ECeurope.com database of over 3 million e-mail addresses; and
(d)	The ECeurope.com database of trade leads.

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

We have integrated these assets into our operations. The www.eceurope.com website code was abandoned, and is now operated as a standard sub-site of www.worldbid.com, using Worldbid’s proprietary programming. As a result of this acquisition, we have been able to increase our existing subscriber base and website traffic, with a consequential increase in revenues and exposure for Worldbid. Subsequent to this acquisition, we entered into a partnership arrangement with Europages.com (managed by Euedit S.A. of Paris, France) to bring the European Business Directory to members of the ECeurope.com web site.

As eceurope.com has now been integrated into the Worldbid network as another sub-site, we do not track revenue separately from an accounting perspective. ECeurope is not operated as a separate business unit.

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

We have recently entered into the following referral arrangements:

1.
We have entered into a referral agreement with the Federation of International Trade Associations (FITA). We have created a customized site that includes all of the functionality of Worldbid’s parent site and the colors are styled after FITA’s website. This site is entitled “FITA’s Buy Sell Exchange”. Under this agreement FITA agrees to aggressively market the customized site through well placed links on fita.org website, and by featuring the customized site in FITA’s bi-weekly email newsletter. Worldbid shares subscription and advertising revenue that is generated from the customized site. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

2.
We have entered into a referral agreement with Bizprolink Corporation. Bizprolink represents its website, www.bizprolink.com, which contains private label, industry specific communities. It represents AOL’s netbusiness center. Under this agreement Bizprolink and Netbusiness’s industry sites include a call to action statement that links to a site that contains sample trade leads from Worldbid. This content is framed by the partner’s site. The user can then continue through the registration process which invites them to become a member of Worldbid’s parent site. Worldbid shares revenue on all paid memberships with Bizprolink. Bizprolink and netbusiness aggressively market Worldbid’s content through newsletters and special promotions. Worldbid hosts and maintains the framed content and Worldbid’s sales team is in charge of all sales and customer service related to the site. The term of this agreement is one year with automatic renewal unless written notice is provided by either party. This agreement is currently active but is not contributing to our revenues.

3.
Worldbid has entered into an agreement with Coble International, who runs a world trade gateway located at www.importexporthelp.com. We have created a customized trade lead site with most of the functionality of Worldbid and the branding of www.importexporthelp.com. This new site is located at imexhelp.worldbid.com. Under this agreement, Coble Interational has agreed to market this website to its website users though a ‘pop-under’ ad and high-visibility links throughout its website. Worldbid shares subscription revenue that is generated by this website. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

4.
We entered into a strategic alliance agreement with Cambridge Mercantile Corporation, a foreign exchange brokerage in Ontario, Canada. Under the agreement Cambridge will provide Worldbid with a co-branded global payments services platform that can execute spot and forward currency deals, global payments in the form of wire transfers and bank drafts, and multi currency accounts. Worldbid has agreed to market these global payment services to its new and existing clients. Cambridge has agreed to share with Worldbid revenue that is generated via the online platform as well as revenue from clients that are referred directly to Cambridge from Worldbid.

Our previous announced referral agreement with Forbes was terminated during the year ended April 30, 2003 by us based on our determination that this referral arrangement was not generating sufficient revenues to cover the associated expenses. The agreement was terminated without penalty.

Our previously announced referral agreement with Microsoft has generated minimal revenues to date. We are currently not devoting any resources or efforts in expanding or developing further web site traffic from this relationship in view of the fact that revenues have been minimal to date.

Application Service Provider Arrangements

We are continuing to pursue application service provider (“ASP”) arrangements in order to market the trade leads that are generated from our Worldbid web sites. We are proposing to enter into application service provider arrangements based on the number and quality of trade leads available at the Worldbid web sites, combined with the functionality of our in-house developed trade lead software, which have allowed us to market ourselves as an application service provider for trade leads. Using an application service provider model, we offer other websites access to our trade leads, allowing the client website to present Worldbid's functionality and content within their own website design. The model can be customized for each client, so each client may choose what functionality and content it wishes. The trade lead portion of the client's site is updated and hosted by Worldbid. Under the application service provider model, revenue is generated from implementation fees, licensing fees and subscription fees, and Worldbid receives a portion of the fees paid by the client's members for access to trade leads. Worldbid is currently in discussions with several potential application service provider clients, but we have not yet entered into any agreements.

Online Marketing

We determined to suspend on-line marketing activities during our fiscal year ended April 30, 2003 as part of our determination to scale back marketing efforts in order to reduce our operating costs. We will re-evaluate the use of on-line marketing through the use of highly targeted e-mails or banner advertisements if we are able to achieve additional financing to purse these marketing efforts.

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

Security

We employ a part-time security engineer for our web site operations. Our web site is programmed with encryption technology and all of our Worldbid servers and workstations are behind firewalls. We have also implemented measures to reduce the number of unfriendly web spiders and robots that attempt to enter the web sites. These robots can artificially increase the load on a web server by a substantial amount, and can also steal data from a web site’s database. In many web sites, these robots continue undetected; however we have recognized this potential problem, and we have significantly reduced the risk of such attacks through in-house software that is incorporated into our web site operations.

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

In connection with the services we provide, our “WORLDBID” trademark has been registered in Canada, approved for registration in the United States, and approved for publication (a step in the process of applying for registration) in the European Union. Registration of a trademark is not definitive of one’s right to use the trademark in conjunction with one’s services. One’s rights would be subject to (i) applicable legislation; and (ii) statutory and common law rights which generally confer rights based, among other things, on having been the first to use the trademark, the distinctiveness of the trademark, and the potential confusion with other trademarks, whether registered or not.

We are the owner of the “www.worldbid.com” domain name. It is possible that our competitors or others will adopt Internet domain names or product or service names similar to "Worldbid", which could impede our ability to establish recognition and usage of the Worldbid web sites and create confusion among users and potential users of the Worldbid web sites.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not spent any amount on research and development activities in the past two fiscal years.

COMPETITION

We currently or potentially compete with a variety of other companies involved in facilitating business transactions via the Internet. These competitors include: (i) direct competing Internet web sites involved in facilitating business to business transactions, including Trueadvantage.com, Tradecompass.com and Alibaba.com; (ii) competing Internet web sites focused on specific industries, including Petroleumplace.com, Manufacturing.net and Verticalnet.com; (iii) traditional business to business competitors that are attempting to expand their existing businesses to electronic commerce; and (iv) traditional business to business advertising and commerce competitors, including trade magazines and trade associations. The presence of existing or future competition may impair our ability to charge subscription membership fees and other fees that we may charge for services offered via our Worldbid web sites.

Our business plan anticipates that revenue will continue to be earned from sales of subscription memberships. We face competition for subscription revenue from other trade lead and business-to-business sites, however with the downturn in the markets over the past year the number has diminished considerably. There is no assurance that Worldbid will be successful in competing with these companies. The presence of existing or future competition may impair our ability to earn revenue from subscription fees.

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

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations respecting the Internet generally may be adopted or amended, affecting issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase the Company’s cost of doing business or otherwise have a harmful effect on our business.

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

If We Do Not Obtain Additional Financing, Our Business Will Fail

Our current revenues are not sufficient to pay for our current operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our business plan of operations and satisfy our present creditors. We have financed our business operations to date from sales of equity securities, secured convertible notes and loans advanced by shareholders, including Logan Anderson, our chief executive officer, one of our directors, and our major shareholder. There is no assurance that Mr. Anderson will advance further funds to us in order to finance our business operations. There is also no assurance that we will complete any further sales of our secured convertible notes. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations. We may not be able to continue operations if additional financing is not obtained.

As We Have Not Established Significant Revenues, Our Business May Fail

We acquired our current business and our worldbid.com web site in February 1999 and we did not commence earning revenues until August, 1999. Our revenues for the years ended April 30, 2002 and April 30, 2003 totaled only $342,383 and $341,317 respectively. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must successfully implement our business plan and marketing strategies in order for us to earn significant revenues. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. If we do not generate additional revenues from our business as planned, then our financial condition and operating results will suffer.

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

If We Never Generate Operating Profit, Then Our Business Will Fail

As of April 30, 2003, our accumulated deficit was $6,056,003. We sustained a $423,826 net loss for the year ended April 30, 2003. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

ITEM 2.     Description of Property

Our corporate headquarters are located at Suite 201, 810 Peace Portal Drive, Blaine, Washington 98230, where our principal executive functions are carried out. We sub-lease approximately 750 square feet for a term expiring February 28, 2004.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending April 30, 2003.

PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol WBID. The first day on which the Company’s shares were traded under the stock symbol WBID was July 6, 2000. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Fiscal Quarter Ended	High	Low
April 30, 2003	$0.07	$0.007
January 31, 2003	$0.01	$0.003
October 31, 2003	$0.01	$0.01
July 31, 2003	$0.02	$0.01
April 30, 2002	$0.03	$0.012
January 31, 2002	$0.06	$0.06
October 31, 2002	$0.29	$0.03
July 31, 2002	$0.40	$0.17

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of July 29, 2003, there were 115 registered shareholders of our common stock.

Dividends

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

Recent Sales of Unregistered Securities

We completed the following sales of securities without registration pursuant to the Securities Act of 1933 (the “Act”) during the fiscal year ended April 30, 2003 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the fiscal year:

1.
We issued 11,900,000 shares of our common stock to Mr. Howard Thomson, our chief financial officer upon conversion of convertible notes in the principal amount of $119,000 held by Mr. Thomson. The notes were converted at a price of $0.01 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes.

The shares were issued to Mr. Thomson in accordance with Section 4(2) of the Act. All share certificates were endorsed with a restrictive legend confirming that the securities had been issued pursuant to an exemption from registration under the Act, were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
We issued 37,200,000 shares of our common stock to Mr. Logan Anderson, our chief executive officer upon conversion of convertible notes in the principal amount of $372,000 held by Mr. Anderson. The notes were converted at a price of $0.01 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes. The shares were issued to Mr. Anderson in accordance with Section 4(2) of the Act. All share certificates were endorsed with a restrictive legend confirming that the securities had been issued pursuant to an exemption from registration under the Act, were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

Our operating expenses continue to exceed our revenues. Accordingly, our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under Liquidity and Financial Condition. In order to address our shortage of cash and working capital, we took the following measures during our previous fiscal year ended April 30, 2002 in order to reduce our operating costs:

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

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Revenues

We had revenues of $341,317 for the year ended April 30, 2003, compared to $342,383 for the year ended April 30, 2002, representing a decrease of $1,066 or 0.003%. Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the year ended April 30, 2003 increased to $292,774, representing 86% of our total revenues, compared to $226,273 for the year ended April 30, 2002, representing 66% of revenues. Revenues in connection with partnership arrangements are equal to approximately 4.5% of total revenues and are comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising sales increased to $32,978 for the year ended April 30, 2003 from $4,506 for the year ended April 30, 2002. The increase in our revenues was in part attributable to our acquisition of the ECeurope.com web site and related business in our second quarter of 2003.

Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See Overview above. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements may increase during our current fiscal year, however we believe that these revenues will constitute less than 20% of our revenues notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during 2003.

Our revenues derived from partnership arrangements decreased in 2003 compared to 2002. Revenues from sales of membership subscriptions to our Worldbid web sites have increased in 2003 compared to 2002. The increase in revenues from sales of membership subscriptions to our Worldbid web sites has exceeded the decline in revenues derived from partnership arrangements, with the result that our revenues increased for the year ended April 30, 2003.

Operating Expenses

Our operating expenses were $765,143 for the year ended April 30, 2003, compared to operating expenses of $1,639,626 for the year ended April 30, 2002, representing a decrease of $874,483 or 53%. The decrease in our operating expenses reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses in the year ended April 30, 2002 due to limited working capital. See Overview above. We have continued to maintain our reduced operating expenses in 2003 due to a lack of financing to expand our operations.

Our selling, general and administrative expenses decreased to $478,515 for the year ended April 30, 2003, compared to $1,264,375 for the year ended April 30, 2002, representing a decrease of $785,860 or 62%. This decrease was primarily the result of our decision to scale back our selling and marketing expenses due to limited working capital in the year ended April 30, 2002. We continued with our reduced selling and marketing expenses throughout 2003. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

Our general and administrative expenses decreased to $420,578 for the year ended April 30, 2003, compared to $1,021,991 for the year ended April 30, 2002, representing a decrease of $601,413 or 59%. The decrease in our general and administrative expenses was primarily the result of measures taken to reduce our overhead expenses during the year ended April 30, 2002. These measures included a substantial reduction in both staff and facilities and were continued throughout 2003.

During the year ended April 30, 2003, we incurred minimal selling expenses in the amount of $57,937, compared to $242,384 for the year ended April 30, 2002, representing a decrease of $184,447 or 76%. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense increased to $137,542 for the year ended April 30, 2003, compared to $64,148 for the year ended April 30, 2002, representing an increase of $73,394 or 114%. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase to our interest expense was primarily attributable to interest payable on our outstanding convertible notes and is reflective of the conversion of substantial indebtedness into convertible notes during the latter half of fiscal 2002 and during 2003. We anticipate that our interest expense will decline substantially due to recent conversions of our convertible notes.

Net Loss

We recorded a loss of $423,826 for the year ended April 30, 2003, compared to a loss of $1,297,243 for the year ended April 30, 2002. The decrease in our loss in the amount of $873,417 reflects the fact that we have been able to maintain revenues notwithstanding substantial reductions to our operations and corresponding selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $41,834 as at April 30, 2003, compared to cash on hand of $20,049 as at April 30, 2002. We had a working capital deficit of $393,990 as at April 30, 2003, compared to a working capital deficit of $932,701 at April 30, 2002.

We were able to achieve a substantial reduction to our working capital deficit during the year ended April 30, 2003 by the issuance of our 15% guaranteed convertible notes and Series X Share Purchase Warrants to our creditors in conversion of an aggregate of $791,500 in indebtedness. As a result of this conversion of indebtedness into convertible notes, our current liabilities decreased to $463,418 as of April 30, 2003 from $974,059 as of April 30, 2002, representing a decrease of $510,641. This issuance of convertible notes enabled us to reduce our accounts payable and accrued liabilities to $438,418 as of April 30, 2003 compared to $567,159 as of April 30, 2002 and to reduce our shareholders loans to $25,000 as of April 30, 2003 compared to $381,900 as of April 30, 2002. We issued 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants to Mr. Logan Anderson, our chief financial officer, as payment to Mr. Anderson of accrued but unpaid consultant fees and related expenses in the amount of $216,000. We issued additional 15% guaranteed convertible notes in the principal amount of $81,000 and 1,620,000 Series X Share Purchase Warrants to Mr. Anderson as re-payment to Mr. Anderson of shareholders loans advanced by Mr. Anderson to us in the amount of $81,000. We issued 15% guaranteed convertible notes in the principal amount of $119,000 and 2,380,000 Series X Share Purchase Warrants to Mr. Howard Thomson, our chief financial officer, as payment to Mr. Thomson of accrued but unpaid consultant fees. We did not complete any sales of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the three months ended April 30, 2003.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the year ended April 30, 2003. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $381,900 as of April 30, 2002. These loans were retired during the three months ended October, 2002 through the issuance our 15% guaranteed convertible notes and Series X Share Purchase Warrants. Mr. Anderson advanced an additional $25,000 to us in our fourth quarter of 2003 as an unsecured shareholders loan. This shareholder loan was outstanding in the amount of $25,000 as of April 30, 2003. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

Settlement of Amount Owed to KPMG

Our accounts payable and accrued liabilities includes an amount of $174,134 in respect of amounts payable by us to KPMG, our former auditor, in connection with services previously provided by KPMG. We had contested the amount of owing to KPMG and had attempted to negotiate a fee reduction with KPMG. We were unable to negotiate a satisfactory payment arrangement and KPMG commenced an action against us in the British Columbia Supreme Court in respect of unpaid fees and accrued interest. Mr. Logan Anderson, our chief executive officer, negotiated a settlement with KPMG whereby he acquired the debt owed by us to KPMG. We have entered into a settlement agreement with Mr. Anderson as the owner of the debt whereby we have agreed to issue our 15% guaranteed convertible notes in the principal amount of $185,000, being

$174,134 plus accrued interest, to Mr. Anderson, together with an aggregate of 3,700,000 Series X Share Purchase Warrants.

Credit Card Facility

In April 2003, the provider of our former internet credit card facility terminated its relationship with us. In connection with this termination, one of our bank accounts was frozen by the credit card company to secure future charge-backs. There was a balance of approximately $28,000 in the bank account on the date of imposition of the restriction. Subsequent to April 30, 2003 charge-backs of approximately $9,400 were received by us. The bank has not yet released funds from our bank account to reimburse the credit card company for the amount of these charge-backs. As at April 30, 2003, we accrued a liability for those charge-backs. We are negotiating with the credit card company for a release of the balance of the funds. Another credit card facility has been arranged by us as a result of the termination of the former credit card facility. We have paid a security deposit of $20,000 in respect of this new facility. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

During the second quarter of our fiscal year ended April 30, 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee will be secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes will be convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid’s common stock on the following basis:

a.	$0.05 per share if exercised prior to September 30, 2002;
b.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and
c.	$0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

We completed sales of $791,500 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the year ended April 30, 2003. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $791,500. We are continuing this offering but there is no assurance that we will complete any additional sales of the convertible notes. We have now issued an aggregate of 1,056.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,056,500. Of these convertible notes, a total representing aggregate indebtedness of $545,000 have been converted into 59,900,000 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of April 30, 2003 was $511,500. In addition, we have issued an aggregate of 21,130,000 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 20,460,000 shares of our common stock, based on our the trading price of our common stock of $0.05 per share as of July 30, 2003. This number of shares plus the number of our currently outstanding shares of common stock is in excess of our current authorised capital. We have covenanted in the terms of the convertible notes to take any required corporate action as may be necessary to increase the number of our authorised but unissued shares to such number of shares that will be sufficient to enable conversion of all the outstanding convertible notes. This corporate action would require an amendment to our articles of incorporation. We are required to seek shareholder approval of the amendment to our articles of incorporation to complete the increase to our authorised capital. We have not proceeded with this increase to our authorized capital due to the cost of obtaining shareholder approval and our limited financial resources.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

Stock Based Compensation

We account for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 – “Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

ITEM 7.     Financial Statements

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended April 30, 2003 and 2002, including the following:

1.	Independent Auditors’ Report of Morgan & Company dated July 2, 2003;
2.	Consolidated Balance Sheets as at April 30, 2003 and 2002.
3.	Consolidated Statements of Operations for the years ended April 30, 2003 and 2002.
4.	Consolidated Statements of Changes of Shareholders’ Equity for the years ended April 30, 2003 and 2002.
5.	Consolidated Statements of Cash Flows for the years ended April 30, 2003 and 2002.
6.	Notes to the Consolidated Financial Statements.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Disclosure regarding our change of independent accountant from KPMG LLP to Morgan & Company, Chartered Accountants effective December 17, 2001 has been previously reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2001 and our Annual Report on Form 10-KSB for the year ended April 30, 2002 filed with the SEC on August 13, 2002.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
Worldbid Corporation

We have audited the accompanying consolidated balance sheets of Worldbid Corporation as at April 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for the two years period ended April 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2003 and 2002, and the results of its operations and cash flows for the two years period ended April 30, 2003 and 2002, in accordance with generally accepted accounting principles in the United States.

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

Vancouver, Canada	“Morgan & Company”

July 2, 2003	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

WORLDBID CORPORATION
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2003	2002

ASSETS
Current
Cash and cash equivalents (Note 2)	$41,834	$20,049
Trade accounts receivable, less allowance for doubtful
accounts of $Nil (2002 - $Nil)	20,887	2,300
Receivables, other	6,707	16,170
Prepaid expenses	-	2,839

	69,428	41,358
Security Deposits	28,372	10,000
Equipment (Note 3)	36,262	68,043
Intangible Assets (Note 4)	40,481	103,818

	$174,543	$223,219

LIABILITIES
Current
Note payable (Note 6)	$-	$25,000
Accounts payable and accrued liabilities	438,418	567,159
Shareholder loans (Note 7)	25,000	381,900

	463,418	974,059

Convertible Notes (Note 8)	511,500	265,000

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 9 and 10)
Authorized:
100,000,000 common shares, par value $0.001
1,000,000 preference shares, par value $0.0001
Issued:
94,081,441 (2002 – 24,155,955) common shares	94,081	24,156

Additional Paid-In Capital	5,144,748	4,562,718
Contributed Surplus	38,200	38,200
Deficit	(6,056,003)	(5,632,177)
Accumulated Other Comprehensive Loss	(21,401)	(8,737)

	(800,375)	(1,015,840)

	$174,543	$223,219

Commitments And Contingencies (Note 11)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2003	2002

Revenues	$341,317	$342,383

Expenses
Selling, general and administrative expenses (Note 13)	478,515	1,264,375
Interest expense	137,542	64,148
Depreciation and amortization	54,870	248,162
Loss on disposal of fixed assets	-	62,941
Goodwill impairment	94,216	-

	765,143	1,639,626

Net Loss	$(423,826)	$(1,297,243)

Loss Per Share, basic and diluted	$(0.01)	$(0.05)

Weighted Average Number Of Common Shares
Outstanding, basic and diluted	36,459,488	24,034,422

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2003	2002

Net Loss	(423,826)	(1,297,243)

Comprehensive Income (Loss)
Foreign currency translation adjustment	(12,664)	26,067

Comprehensive Loss	$(436,490)	$(1,271,176)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2003	2002

Cash Flows From Operating Activities
Net loss	$(423,826)	$(1,297,243)
Items not involving cash:
Amortization and depreciation	54,870	248,162
Services received in exchange for equity	-	4,000
Services paid for by asset transfer	-	-
Loss on disposition of fixed assets	-	62,941
Goodwill impairment	94,216	-

	(274,740)	(982,140)
Change in non-cash working capital items:
Accounts receivable	(18,587)	12,368
Receivables, other	1,091	25,208
Prepaid expenses	2,839	9,077
Accounts payable and accrued expenses	312,300	906

	22,903	(934,581)

Cash Flows From Investing Activities
Proceeds from capital assets disposition	-	21,749
Capital expenditures	(3,454)	(12,280)
Security deposits	(10,000)	-

	(13,454)	9,469

Cash Flows From Financing Activities
Proceeds from issuance of notes payable	-	25,000
Notes payable repayment	-	(100,000)
Proceeds from shareholder loans, net	25,000	158,450
Proceeds from issuance of common stock	-	525,427
Proceeds from issuance of convertible notes	-	265,000

	25,000	873,877

Effect Of Exchange Rate Changes On Cash	(12,664)	26,067

Net Increase (Decrease) In Cash And Cash Equivalents	21,785	(25,168)

Cash And Cash Equivalents, Beginning Of Year	20,049	45,217

Cash And Cash Equivalents, End Of Year	$41,834	$20,049

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
APRIL 30, 2003
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		OTHER		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTRIBUTED	STOCKHOLDERS'

	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	SURPLUS	DEFICIT

Balance, April 30, 2001	21,600,955	$21,601	$4,082,473	$(4,334,934)	$(34,804)	$-	$(265,664)

Common shares issued for cash	2,755,000	2,755	548,245	-	-	-	551,000
Common shares cancelled	(200,000)	(200)	(38,000)	-	-	38,200	-
Share issue costs	-	-	(30,000)	-	-	-	(30,000)
Foreign exchange translation adjustment	-	-	-	-	26,067	-	26,067
Net loss	-	-	-	(1,297,243)	-	-	(1,297,243)

Balance, April 30, 2002	24,155,955	24,156	4,562,718	(5,632,177)	(8,737)	38,200	(1,015,840)

Common shares issued on debt conversion	59,900,000	59,900	485,100	-	-	-	545,000
Common shares issued for debt	7,525,486	7,525	48,916	-	-	-	56,441
Common shares issued for intangible asset	2,500,000	2,500	22,500	-	-	-	25,000
Warrants issued for intangible asset	-	-	25,514	-	-	-	25,514
Foreign exchange translation adjustment	-	-	-	-	(12,664)	-	(12,664)
Net loss	-	-	-	(423,826)	-	-	(423,826)

Balance, April 30, 2003	94,081,441	$94,081	$5,144,748	$(6,056,003)	$(21,401)	$38,200	$(800,375)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

a)

Business and Basis of Presentation

Worldbid Corporation (the “Company”) was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade website. The Company has consolidated its two wholly-owned subsidiary companies, RequestAmerica.com, Inc. and Worldbid Canada Corporation. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

b)

Liquidity and Future Operations

The Company has sustained net losses and negative cash flows from operations since its inception. At April 30, 2003, the Company has negative working capital of $393,990. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

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
APRIL 30, 2003 AND 2002
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

e)

Foreign Currency

These financial statements have been presented in U.S. dollars. The functional currency of the operations of the Company’s wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders’ deficit.

f)

Equipment

Equipment is recorded at cost and is depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset which range from two to five years. Maintenance and repairs are charged to expense as incurred.

g)

Intangible Assets

Intangible assets comprise goodwill, mailing list, website development costs and domain names. The mailing list is amortized on a straight line basis over a period of two years, the estimated period of benefit considering the revenue stream to be derived from the mailing list.

Effective May 1, 2002, the Company adopted the requirements of SFAS No. 142 –“Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment.

The following pro-forma information is provided to show the effect of the adoption of SFAS No. 142 on the financial information of all years presented in this statement:

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Intangible Assets (Continued)

	2003	2002

Reported net loss for the year	$(423,826)	$(1,297,243)
Add back: Goodwill amortization	-	99,876

Adjusted net loss for the year	$(423,826)	$(1,197,367)

Basic and diluted earnings per share
Reported net loss for the year	$(0.01)	$(0.05)
Goodwill amortization	-	-

Adjusted net loss for the year	$(0.01)	$(0.05)

h)	Website Development Costs and Domain Names Website development costs and domain names are being amortized on a straight-line basis over a two year period.

i)

Financial Instruments and Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable, and notes payable. At April 30, 2003 and 2002, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

j)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Income Taxes (Continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

k)

Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 –“Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

l)

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

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

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 – “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components.

o)

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective May 1, 2002, the Company adopted SFAS 144. The adoption of SFAS 144 has not resulted in an impairment charge.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires that costs associated with exit or disposal activities be measured initially at fair value, and recognized only when the activities that are initiated after December 31, 2002. Adoption of SFAS 146 has not had a material impact on its consolidated results of operations or financial position.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), is an amendment to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro-forma disclosures of the effect of adopting the fair value method as required by SFAS 123. SFAS 148 also requires pro-forma disclosure to be provided on a quarterly basis. The Company plans to adopt the quarterly disclosure requirement during the first quarter of 2004.

2.	CASH

In April 2003, the provider of the Company’s internet credit card facility terminated its relationship with the Company. A bank account of the Company was frozen by the credit card company to secure future charge-backs.

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

2.

CASH (Continued)

There was a balance of approximately $28,000 in the bank account on the date of imposition of the restriction. Subsequent to the year end charge-backs of approximately $9,400 were received by the Company.

The bank has not yet released funds from the Company’s bank account to reimburse the credit card company. As at April 30, 2003, the Company accrued a liability for those charge-backs.

The Company is negotiating with the credit card company for a release of the balance of the funds. Another credit card facility has been arranged by the Company for which a security deposit of $8,372 was paid.

3.	EQUIPMENT

		2003	2002

	Computer equipment and software	$156,072	$156,072
	Office equipment	7,752	7,752

		163,824	163,824
	Less: Accumulated depreciation	(124,562)	(95,781)

		$39,262	$68,043

4.	INTANGIBLE ASSETS Intangible assets consist of the following:

	2003	2002

Website	$151,898	$151,898
Mailing list (Note 5)	50,514	-
Goodwill	199,749	199,749
Domain names	22,875	19,421

	425,036	371,068
Accumulated amortization	(384,555)	(267,250)

	$40,481	$103,818

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

5.

ACQUISITIONS

On September 18, 2002, the Company issued 2,500,000 common shares and 2,500,000 warrants for total consideration of $50,514 to acquire the domain name ECeurope.com together with a mailing list of customers of ECeurope.com.

Each warrant entitles the holder to purchase one common share at a price of $0.01 per share up to September 12, 2003, at $0.02 per share up to September 12, 2004 and at $0.03 per share up to September 13, 2005.

6.	NOTE PAYABLE For cash flow purposes, the Company from time to time utilizes short term notes payable.

7.	SHAREHOLDER LOANS Shareholder loans are unsecured, payable on demand, and bear interest at an annual rate of 10%.

8.

CONVERTIBLE NOTES

On September 14, 2001, the Company approved an offering of up to 1,500 units at a price of $1,000 per unit. Each unit consists of one 15% guaranteed convertible note in the principal amount of $1,000 and twenty thousand (20,000) share purchase warrants.

Each warrant entitles the holder to purchase one additional share at a price of $0.10 per share up to September 30, 2003, and at $0.15 per share up to September 30, 2004.

The notes fall due on September 30, 2004, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt.

The notes are convertible into shares of common stock of the Company at the option of the holder, on the basis of the lesser of 50% of the average market price of the Company’s shares for the ten day period preceding the conversion or $0.05 per share.

The Company may, at its option, elect to issue shares of common stock for its interest obligations on the basis of 75% of the average market price of the Company’s shares for the ten days immediately preceding the interest payment date.

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

8.

CONVERTIBLE NOTES (Continued)

During the year ended April 30, 2003, the Company completed the sale of 791.5 units of convertible notes for total proceeds of $791,500. Proceeds from the issue of the convertible notes included $731,000 in amounts due to related parties and shareholders converted to notes.

During the year ended April 30, 2003, the Company issued 59,900,000 common shares at a value of $545,000 on the conversion of 545 units of convertible notes.

As at April 30, 2003, 511.5 units of 15% convertible notes are outstanding.

9.

STOCK OPTION PLAN

On January 17, 2000, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 15% of the Company’s shares of authorized but currently un-issued common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Most stock options vest ratably over 48 months and expire upon the earlier of three months after termination of employment or ten years from the date of grant. Certain option granted, including option granted to directors, vest immediately.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options as the exercise prices for all options granted was equal, or greater than the stock’s fair market value at the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss in 2003 and 2002 would have been $445,604 and $1,427,990 respectively, and its loss per share $0.01 and $0.05 respectively.

No new stock options were granted during the year ended April 30, 2003. The per share weighted average fair value of stock options granted was $Nil (2002 - $Nil) using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 258% volatility, risk free interest rate of 5.25% and an expected term of four years. The remaining weighted contractual life of the options outstanding at April 30, 2003 was 6.8 years, with a $0.75 exercise price.

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

9.	STOCK OPTION PLAN (Continued) Under the Plan, option activity during 2001, 2002 and 2003 consisted of the following:

				WEIGHTED
				AVERAGE
				REMAINING
		NUMBER		CONTRACTUAL
		OF	EXERCISE	LIFE	OPTIONS
		OPTIONS	PRICE	(YEARS)	EXERCISABLE

	Balance, April 30, 2001	1,395,000	$0.75	8.9	912,500

	Forfeited	525,000	0.75	-	-

	Balance, April 30, 2002	870,000	0.75	7.8	720,000

	Forfeited	60,000	0.75	-	-

	Balance, April 30, 2003	810,000	$0.75	6.8	750,000

10.

SHARE PURCHASE WARRANTS

The Company has issued warrants in conjunction with the issuance of certain offerings of common shares and convertible debt. Each warrant entitles the holder to purchase one common share at a specified price over the term of the warrant.

As at April 30, 2003 the Company has the following outstanding share purchase warrants:

			WEIGHTED
RANGE	NUMBER	WIEGHTED	AVERAGE
OF	OF	AVERAGE	REMAINING
EXERCISE	WARRANTS	EXERCISE	CONTRACTUAL
PRICE	OUTSTANDING	PRICE	LIFE

$0.01 - $ 0.03	2,500,000	$0.02	2.42 years
$0.10 - $ 0.15	28,406,500	$0.13	1.42 years

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

11.

CONTINGENCIES

The Company is defendant in a suit that seeks the return of certain funds invested in the Company, plus damages and costs. Specifically, the Bank of Montreal (the “Bank”) has claimed for the return of certain monies invested in the Company from funds they claim were misappropriated from the Bank. The Company has filed a statement of defense denying any liability on the basis that no misappropriated funds were received by it. Management and legal counsel for the Company are of the opinion that the Bank’s claim is without merit.

12.	INCOME TAXES Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 40% as follows:

	2003	2002

Expected tax expense (recovery)	$(170,000)	$(574,000)
Change in deferred taxes due to changes in corporate tax
rate	238,000	65,000
Goodwill	38,000	44,000
Change in valuation allowance for deferred tax assets	(106,000)	465,000

Actual income tax expense (recovery)	$-	$-

At April 30, 2003, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $6,773,000 which will expire in various amounts beginning in 2008 if not utilized. The utilization of $1,200,000 of the operating loss carryforwards may also be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 2002 and 2003, and a valuation allowance has been recorded for the entire amount of the deferred tax asset (see below).

WORLDBID CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2003 AND 2002
(Stated in U.S. Dollars)

12.	INCOME TAXES (Continued) Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

		2003	2002

	Operating loss carryforwards	$2,379,000	$2,447,000

	Losses acquired on acquisition of subsidiary	464,000	464,000
	Other	(35,000)	(35,000)

	Gross deferred tax asset	2,808,000	2,876,000
	Valuation allowance	(2,808,000)	(2,876,000)

	Net deferred tax assets	$-	$-

13.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2003	2002

Selling expenses
Salaries and benefits	$37,423	$57,587
Commissions	2,222	26,214
Advertising	17,248	47,379
Travel	1,044	111,204
Trade meetings	-	-

	57,937	242,384

General and administrative expenses
Officers’ compensation and benefits	268,486	420,511
Salaries and benefits	33,835	198,201
Technical support and operations	49,607	124,857
Insurance	-	1,138
Bad debt expense	-	14,894
Telephone and facsimile	5,127	16,937
Professional services	43,958	171,704
Other	19,565	73,749

	420,578	1,021,991

Total selling, general and administrative expenses	$478,515	$1,264,375

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions with Worldbid, and their biographical information.

Name of Director	Age	Position

Logan Anderson	49	Chief Executive Officer and Director

Paul Wagorn	34	Chief Operating Officer and Director

Howard Thomson	57	Chief Financial Officer, Treasurer and Director

Logan Anderson is our chief executive officer and one of our directors. Mr. Anderson was appointed as one of our directors and as our president on August 10, 1998. Mr. Anderson resigned as our president on April 18, 2001. Mr. Anderson was appointed as our chief executive officer on July 31, 2001. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson was a director and the president of Green Fusion Corporation from 1998 to 2001. Green Fusion was previously engaged in the business of mineral exploration. Mr. Anderson has been a director of Indiaat Corporation since November 11, 1998. Mr. Anderson was president of Indiaat Corporation from November 11, 1998 to November 1, 1999. Indiaat Corporation was engaged in the business of marketing Internet based web-site portal to Indian Internet users and is currently inactive. Mr. Anderson has been a director and the president and chief executive officer of Greenlite Ventures Inc., a company engaged in the business of mineral exploration, since December 1, 2000.

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

Howard Thomson is our chief financial officer and treasurer and a director. Mr. Thomson was appointed as one our directors and as our secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as our chief financial officer on February 17, 2000. Mr. Thomson ceased to act as our secretary on November 6, 2000. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson was a director of Skinvisible, Inc. from to April 3, 1998 to August 1, 2000. Skinvisible, Inc. is a company which has developed and is marketing an anti-bacterial skin care product and the whose common stock is quoted on the

National Association of Securities Dealers' OTC Bulletin Board. Mr. Thomson was a director and the secretary and treasurer of Green Fusion Corporation from May 31, 1998 to June 22, 2001. Mr. Thomson has been a director and the secretary and treasurer of Indiaat Corporation since November 11, 1998. Mr. Thomson has been a director and secretary and chief financial officer of Greenlite Ventures Inc. since December 21, 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Worldbid’s executive officers and directors, and persons who beneficially own more than ten percent of Worldbid’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2003 all such filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with.

ITEM 10. Executive Compensation

The following table sets forth certain compensation information as to the following individuals (our “named executive officers”):

(i)	Logan Anderson, our chief executive officer;
(ii)	Howard Thomson, our chief financial officer; and
(iii)	Paul Wagorn, our chief operating officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION			All Other Comp- ensa- tion
Name	Title	Year	Salary	Bonus	Other Annual Comp- ensation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Logan Anderson (1)	Director and Chief Executive Officer and President	2003 2002 2001	$90,000 $130,000 $90,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Howard Thomson (2)	Director and Chief Financial Officer, Treasurer and Secretary	2003 2002 2001	$36,000 $80,000 $60,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Paul Wagorn (3)	Director and Chief Operating Officer	2003 2002 2001	$83,565 $67,570 $45,447	$0 $0 $4,556	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Notes:

(1)
Mr. Anderson was appointed as one of our directors on August 10, 1998. Mr. Anderson was our president from to August 10, 1998 to April 18, 2001. Mr. Anderson was appointed our chief executive officer on July 31, 2001.

(2)
Mr. Thomson was appointed as our secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as our chief financial officer on February 17, 2000. Mr. Thomson ceased to act as our secretary on November 6, 2001.

(3)	Mr. Wagorn was appointed as one of our directors and as our chief operating officer on February 17, 2000.

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended April 30, 2003:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Logan Anderson	NIL	Not Applicable	Not Applicable	Not Applicable
Howard Thomson	NIL	Not Applicable	Not Applicable	Not Applicable
Paul Wagorn	NIL	Not Applicable	Not Applicable	Not Applicable

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended April 30, 2003:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Shares of Common Stock Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Logan Anderson	NIL	N/A	300,000 / NIL	NIL / NIL
Howard Thomson	NIL	N/A	150,000 / NIL	NIL / NIL
Paul Wagorn	NIL	N/A	130,000 / 20,000	NIL / NIL

Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our named executive officers as of August 1, 2003.

Name and Position	Exercise Price	Number of Options	Date of Grant	Vesting Date	Expiry Date
Logan Anderson, Director and Chief Executive Officer and President	$0.75	300,000	Feb. 1, 2000	Feb. 1, 2000	Feb. 1, 2004
Howard Thomson, Director and Chief Financial Officer, Treasurer and Secretary	$0.75	150,000	Feb. 1, 2000	Feb. 1, 2000	Feb. 1, 2004
Paul Wagorn, Director and Chief Operating Officer	$0.75 $0.75 $0.75 $0.75 $0.75	70,000 20,000 20,000 20,000 20,000	Feb. 17, 2000 Feb. 1, 2000 Feb. 1, 2000 Feb. 1, 2000 Feb. 1, 2000	Feb. 17, 2000 Feb. 17, 2000 Sept. 30, 2001 Sept. 30, 2002 Sept. 30, 2003	Feb. 1, 2004 Feb. 1, 2004 Feb. 1, 2004 Feb. 1, 2004 Feb. 1, 2004

All options have been granted pursuant to our 2000 incentive stock option plan dated January 17, 2000 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants. Options to purchase a total of up to 2,175,000 shares of our common stock may presently be granted under the stock option plan.

Compensation of Directors

Each of our directors is paid as a consultant to Worldbid. See Executive Compensation – Employment Agreements. In addition, our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See Executive Compensation – Outstanding Stock Options for information about current outstanding stock options granted to our directors.

Employment Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Anderson. This consultant agreement was amended effective November 1, 2002 to reduce the consultant fee that we pay to Mr. Anderson from $12,500 per month to $7,500 per month. The term of the amended consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our chief financial officer are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Thomson. This consultant agreement was amended effective November 1, 2002 to reduce the consultant fee that we pay to Mr. Thomson from $7,500 per month to $3,000 per month. The term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer are provided pursuant to a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The original term of Mr. Wagorn’s consultant contract expired February 28, 2003. The Company and Mr. Wagorn have verbally agreed to extend his contract until February 28, 2004 on the same terms and conditions.

ITEM 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 1, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers; (iii) each of our named executive officers, and (iv) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
OFFICERS AND DIRECTORS
Common Stock	Logan Anderson Director and Chief Executive Officer and President 15 Hill Cresent Pembroke, Bermuda	46,537,504(2)	44.5%
Common Stock	Howard Thomson Director and Chief Financial Officer, Treasurer and Secretary 4734 South Golf Course Drive Blaine, Washington	15,132,793(3)	15.0%
Common Stock	Paul Wagorn Director and Chief Operating Officer #2 - 2251 Belmont Avenue Victoria, British Columbia, Canada	150,000(4)	0.1%
Common Stock	All Officers and Directors as a Group (3 persons)	61,820,297(5)	57.6%

5% SHAREHOLDERS

No person is known to us to beneficially own more than 5% of the outstanding shares of our common stock, other than Logan Anderson, our chief executive officer, and Howard Thomson, our chief financial officer, as disclosed above.

(1)
Based on 94,081,441 shares of our common stock issued and outstanding as of August 1, 2003. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 1, 2003.

(2)
Includes 40,047,504 shares held by Logan Anderson, 300,000 shares that are immediately acquirable upon the exercise of stock options by Logan Anderson within 60 days of August 1, 2003, 5,940,000 shares that are immediately acquirable upon the exercise of Series X share purchase warrants by Logan Anderson within 60 days of August 1, 2003 and 250,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Logan Anderson within 60 days of August 1, 2003.

(3)
Includes 12,537,793 shares held by Howard Thomson, 150,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of August 1, 2003, 2,380,000 shares that are immediately acquirable upon the exercise of Series X share purchase warrants by Howard Thomson within 60 days of August 1, 2003 and 65,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Howard Thomson within 60 days of August 1, 2003.

(4)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options by Paul Wagorn within 60 days of August 1, 2003.

(5)
Consists of 52,585,297 shares that are held by Howard Thomson and Logan Anderson, 600,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson, Paul Wagorn and Logan Anderson, 8,320,000 shares that are immediately acquirable upon the exercise of Series X share purchase warrants by Logan Anderson Howard Thomson and 315,000 shares that are immediately acquirable upon the exercise of share purchase warrants by Howard Thomson and Logan Anderson within 60 days of August 1, 2003.

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

The following summary information is presented for our 2000 stock option plan on an aggregate basis as of our fiscal year ended April 30, 2003:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	810,000 Shares of Common Stock	$0.75 per Share	1,365,000 Shares
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

Employment and Consulting Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, were formerly provided pursuant to an employment agreement dated August 31, 1999 between Mr. Anderson and us. The term of this employment agreement with Mr. Anderson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. This employment agreement was superceded by a consultant agreement dated September 1, 2001 between us and Mr. Anderson whereby the amount we pay Mr. Anderson for his services was increased from $7,500 per month to $12,500 per month. This consultant agreement was amended effective November 1, 2002 to reduce the consultant fee from $12,500 per month to $7,500 per month. The current term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our secretary were formerly provided pursuant to a written employment agreement dated August 31, 1999 between Mr. Thomson and us. The term of our agreement with Mr. Thomson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. This employment agreement was superceded by a consultant agreement dated September 1, 2001 between us and Mr. Thomson whereby the amount we pay Mr. Thomson for his services was increased from $5,000 per month to $7,500 per month. This consultant agreement was amended effective November 1, 2002 to reduce the consultant fee from $7,500 per month to $3,000 per month. The current term of the consultant agreement expires August 31, 2003, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer were formerly provided pursuant to a written employment agreement dated February 1, 2001 between ourselves, our subsidiary, Worldbid Canada Corporation, and Mr. Wagorn whereby Mr. Wagorn was paid a salary of $9,500 CDN per month. This arrangement has been superceded by a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The original term of Mr. Wagorn’s consultant contract expired February 28, 2003 and is terminable by either party on ninety days written notice.

Stock Options

We have granted incentive stock options to our officers and directors. See Executive Compensation – Outstanding Stock Options.

Purchases of Our Equity Securities

We issued 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants to Mr. Logan Anderson, our chief financial officer, as payment to Mr. Anderson of accrued but unpaid consultant fees and related expenses in the amount of $216,000. We issued additional 15% guaranteed convertible notes in the principal amount of $81,000 and 1,620,000 Series X Share Purchase Warrants to Mr. Anderson as re-payment to Mr. Anderson of shareholders loans advanced by Mr. Anderson to us in the amount of $81,000.

We issued 15% guaranteed convertible notes in the principal amount of $119,000 and 2,380,000 Series X Share Purchase Warrants to Mr. Howard Thomson, our chief financial officer, as payment to Mr. Thomson of accrued but unpaid consultant fees.

We issued an aggregate of 7,525,486 shares of our common stock to the holders of our 15% guaranteed convertible notes, holding an aggregate of 1,056.5 of our 15% guaranteed convertible notes, effective September 30, 2002. All shares were issued as payment of accrued interest on the convertible notes at the rate of 15% per annum from the date of issuance of the convertible notes to each holder, respectively, to September 30, 2002. The shares were issued on the basis of a price of $0.0075 per share, being 75% of the market price of Worldbid’s common stock for the ten trading days prior to September 30, 2002, in accordance with the terms of the convertible notes. Of the shares issued, 2,058,465 were issued to Mr. Logan Anderson, our chief executive officer, and 397,753 were issued to Mr. Howard Thomson, our chief financial officer in respect of convertible notes held by each of them.

We issued 11,900,000 shares of our common stock to Mr. Howard Thomson, our chief financial officer, in our fourth quarter of 2003 upon conversion of convertible notes in the principal amount of $119,000 held by Mr. Thomson. The notes were converted at a price of $0.01 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes.

We issued 37,200,000 shares of our common stock to Mr. Logan Anderson, our chief executive officer, in our fourth quarter of 2003 upon conversion of convertible notes in the principal amount of $372,000 held by Mr. Anderson. The notes were converted at a price of $0.01 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes.

Loans from Insiders

Logan Anderson, our chief executive officer, advanced a total of $255,600 to us during our fiscal year ended April 30, 2001. Mr. Anderson advanced an additional amount of $30,000 to us during our fiscal year ended April 30, 2002. Funds were advanced on a demand loan basis and we agreed to pay interest at the rate of 10% per annum. Of the amount advanced in our fiscal year ended April 30, 2001, a total of $100,000 was satisfied by the issue to Mr. Anderson of 500,000 shares of our common stock and 250,000 share purchase warrants on April 17, 2001. Various amounts were repaid to Mr. Anderson during 2001 and 2002. During 2003, Mr. Anderson converted indebtedness outstanding in the amount of $216,000 into 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants, as disclosed above.

During our fiscal year ended 2003, Mr. Anderson advanced additional shareholders loans that were outstanding in the amount of $25,000 as of April 30, 2003. Mr. Anderson has advanced additional funds in the approximate amount of $20,000 since April 30, 2003. The loan is unsecured, bears interest at the rate of 10% per annum and is payable on demand.

Settlement of Amount Owed to KPMG

Our accounts payable and accrued liabilities includes an amount of $174,134 in respect of amounts payable by us to KPMG, our former auditor, in connection with services previously provided by KPMG. We had contested the amount of owing to KPMG and had attempted to negotiate a fee reduction with KPMG. We were unable to negotiate a satisfactory payment arrangement and KPMG commenced an action against us in the British Columbia Supreme Court in respect of unpaid fees and accrued interest. Mr. Logan Anderson, our chief executive officer, negotiated a settlement with KPMG whereby he acquired the debt owed by us to KPMG. We have entered into a settlement agreement with Mr. Anderson as the owner of the debt whereby we have agreed to issue our 15% guaranteed convertible notes in the principal amount of $185,000, being $174,134 plus accrued interest, to Mr. Anderson, together with an aggregate of 3,700,000 Series X Share Purchase Warrants.

ITEM 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Exhibits

The following exhibits are either provided with this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

Exhibit 3.1	Articles of Incorporation(1)

Exhibit 3.2	Certificate of Amendment of Articles of Incorporation(1)

Exhibit 3.3	By-Laws of the Company(1)

Exhibit 3.4:	Certificate of Amendment of Articles of Incorporation(2)

Exhibit 4.1:	Specimen Stock Certificate(1)

Exhibit 4.2	Form of 15% Guaranteed Convertible Notes(3)

Exhibit 4.3	Form of Series X Share Purchase Warrant(3)

Exhibit 4.4:	2000 Stock Option Plan(2)

Exhibit 10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)

Exhibit 10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)

Exhibit 10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit 10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

Exhibit 10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).

(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 15, 2000.

(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 24, 2001.

(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2002.

(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on September 23, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on March 17, 2003.

(7)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

(b)     Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2003. We have not filed any Current Reports on Form 8-K since April 30, 2003.

ITEM 14.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Mr. Logan Anderson and our chief financial officer, Mr. Howard Thomson. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Logan Anderson, President and Chief Executive Officer
Director
Date: August 11, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan Anderson

Logan Anderson, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: August 11, 2003

By:	/s/ Howard Thomson

Howard Thomson, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: August 11, 2003

By:	/s/ Paul Wagorn

Paul Wagorn
Chief Operating Officer
Director
Date: August 11, 2003

CERTIFICATION

I, Logan Anderson, Chief Executive Officer of Worldbid Corporation, certify that;

1.	I have reviewed this annual report on Form 10-KSB of Worldbid Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	/s/ Logan Anderson

(Signature)

Chief Executive Officer

(Title)

CERTIFICATION

I, Howard Thomson, Chief Financial Officer of Worldbid Corporation, certify that;

1.	I have reviewed this annual report on Form 10-KSB of Worldbid Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003	/s/ Howard Thomson

(Signature)

Chief Financial Officer

(Title)