Form 10QSB
period 2003-07-31
WORLDBID CORP
filed 2003-09-22
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________________ to________________

Commission File Number 0-26729

WORLDBID CORPORATION
(Exact name of small Business Issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(360) 332-1752

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒     Yes      ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
94,081,441 shares of $0.001 par value common stock outstanding as of September 12, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.                Financial Statements

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2003	2003

ASSETS
Current
Cash and cash equivalents	$66,092	$41,834
Trade accounts receivable	3,775	20,887
Receivables, other	6,591	6,707
	76,458	69,428
Security Deposits	28,559	28,372
Equipment, net	28,067	36,262
Intangible Assets, net	33,749	40,481

	$166,833	$174,543

LIABILITIES
Current
Accounts payable and accrued liabilities	$500,291	$438,418
Shareholder loans	25,000	25,000
	525,291	463,418

Convertible Notes (Note 3)	511,500	511,500

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized:
100,000,000 common shares, par value $0.001
1,000,000 preference shares, par value $0.0001
Issued:
common shares	94,081	94,081

Additional Paid-In Capital	5,144,748	5,144,748
Contributed Surplus	38,200	38,200
Deficit	(6,121,958)	(6,056,003)
Accumulated Other Comprehensive Income	(25,029)	(21,401)
	(869,958)	(800,375)

	$166,833	$174,543

Liquidity And Future Operations (Note 2)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2003	2002

Revenue	$111,971	$69,411

Expenses
Selling, general and administrative expenses (Note 4)	105,100	136,617
Interest expense	57,476	23,099
Depreciation and amortization	15,350	9,537
Goodwill impairment	-	94,216
	177,926	263,469

Net Loss For The Period	(65,955)	(194,058)

Foreign Currency Translation Adjustment	(3,628)	1,312

Comprehensive Loss	$(69,583)	$(192,746)

Net Loss Per Share – Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	94,081,441	24,155,955

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2003	2002

Cash Flows From Operating Activities
Net loss for the period	$(65,955)	$(194,058)
Items not involving cash:
Depreciation and amortization	15,350	9,537
Goodwill impairment	-	94,216
	(50,605)	(90,305)
Change in non-cash working capital items:
Trade accounts receivable	17,112	(2,651)
Receivables, other	116	5,212
Prepaid expenses	-	2,169
Accounts payable and accrued expenses	61,873	67,123
	28,496	(18,452)

Cash Flows From Investing Activity
Capital expenditures	(423)	(363)

Cash Flows From Financing Activity
Security deposit	(187)	10,000

Effect Of Exchange Rate Changes On Cash	(3,628)	1,312

Net Increase (Decrease) In Cash And Cash Equivalents	24,258	(7,503)

Cash And Cash Equivalents, Beginning Of Period	41,834	20,049

Cash And Cash Equivalents, End Of Period	$66,092	$12,546

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
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

The unaudited consolidated financial statements of the Company at July 31, 2003, and for the three month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the three months ended July 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2004. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2003 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements hve been prepared in accordance with generally accepted accounting principles in the United States.

2.

LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At July 31, 2003, the Company has negative working capital of $448,833. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.

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

As at July 31, 2003, 511.5 units of 15% convertible notes are outstanding.

4.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2003	2002

Selling expenses
Salaries and benefits	$10,623	$8,881
Commissions	417	-
Marketing expense	5,693	5,143
Travel	237	-
	16,970	14,024

General and administrative expenses
Salaries and benefits	66,066	92,529
Technical support and operations	11,347	13,323
Telephone and facsimile	1,488	1,121
Professional services	6,052	11,683
Other	3,177	3,937
	88,130	122,593

Total selling, general and administrative expenses	$105,100	$136,617

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 – “Accounting for Stock Based Compensation –Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntarily change to the fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS 148 effective for the quarter ended July 31, 2003.

We follow Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our stock based compensation plans. Under APB 25, no compensation expense is recognized for our stock based compensation plans since the exercise prices of awards under our plans are at current market prices of our stock on the date of grant. We have not granted any stock options in 2003 or 2002.

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have an effect on the Company’s results of operations, financial position or debt covenants.

In January 2003, the FASB issued Interpretation No. 46 – “Consolidation of Variable Interest Entities”. Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for the Company on February 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact the Company’s consolidated financial statements.

Item 2.                Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports the Company files with the SEC, including the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2003. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

1.
We have reduced our staffing level to the minimum number required to continue to support our business operations. We now have a total of six full-time equivalent consultants and five part-timeconsultants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2003 COMPARED TO THREE MONTHS ENDED JULY 31, 2002

Revenues

We had revenues of $111,971 for the three months ended July 31, 2003, compared to $69,411 for the three months ended July 31, 2002, representing an increase of $42,560 or 61%. Our revenues from sales of membership subscriptions to our Worldbid web sites for the three months ended July 31, 2003 increased to approximately $93,000, representing approximately 83% of our total revenues, compared to $66,451for the three months ended July 31, 2002, representing 96% of revenues. Our revenues from advertising sales increased to approximately $17,000 for the three months ended July 31, 2003, representing approximately 15% of our total revenues, from $1,960 for the three months ended July 31, 2002, representing 4% of our total revenues. The increase in our revenues was in part attributable to our acquisition of the ECeurope.com web site and related business in our second quarter of 2003. We experienced the increase in advertising revenues during our first quarter due to a single advertising contract. There is no assurance that this advertising contract will be repeated or that we will be able to sustain the increase in advertising revenues.

Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See Overview above. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We have experienced an increase in advertising revenues; however we believe that these revenues will constitute less than 20% of our revenues during our current fiscal year notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during 2003. Our revenues derived from partnership arrangements were also minimal during our first quarter. We anticipate that we will not earn significant revenues from partnership arrangements during our current fiscal year.

Operating Expenses

Our operating expenses were $177,926 for the three months ended July 31, 2003, compared to operating expenses of $263,469 for the three months ended July 31, 2002, representing a decrease of $85,543 or 32%. The decrease in our operating expenses reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses due to limited working capital. See Overview above. We have continued to maintain our reduced operating expenses in 2003 and our first quarter of 2004 due to a lack of financing to expand our operations.

Our selling, general and administrative expenses decreased to $105,100 for the three months ended July 31, 2003, compared to $136,617 for the three months ended July 31, 2002, representing a decrease of $31,517 or 23%. This decrease was primarily the result of our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate our operating expenses will decrease if we are not able to raise sufficient financing to enable us to maintain our operations and we are forced to further reduce our business operations to reflect our lack of adequate working capital.

Our general and administrative expenses decreased to $88,130 for the three months ended July 31, 2003, compared to $122,593 for the three months ended July 31, 2002, representing a decrease of $34,463 or 28%. The decrease in our general and administrative expenses was primarily the result of measures taken to reduce our overhead expenses during the year ended April 30, 2002. These measures included a substantial reduction in both staff and facilities and were continued throughout 2003.

During the three months ended July 31, 2003, we incurred minimal selling expenses in the amount of $16,970, compared to $14,024 for the three months ended July 31, 2002, representing an increase of $2,946 or 21%. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we did not have sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense increased to $57,476 for the three months ended July 31, 2003, compared to $23,099 for the three months ended July 31, 2002, representing an increase of $34,377 or 149%. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations, pursuant to interest on outstanding accounts payable and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase in interest expense was primarily attributable to interest accrued and payable to KPMG, LLP, our former auditors, in connection with disputed and unpaid audit fees in the amount of approximately $38,000. This interest expense was a one-time charge. Our interest expense is in part attributable to interest payable on our outstanding convertible notes. Interest expense attributable to these outstanding convertible notes has recently declined due to the conversion of a substantial portion of the outstanding convertible notes during fiscal 2003.

Net Loss

We recorded a loss of $65,955 for the three months ended July 31, 2003, compared to a loss of $194,058 for the three months ended July 31, 2002. The decrease in our loss in the amount of $128,103 reflects the fact that we have been able to increase revenues notwithstanding substantial reductions to our operations and corresponding selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $66,092 as at July 31, 2003, compared to cash on hand of $41,834 as at April 30, 2003. We had a working capital deficit of $448,833 as at July 31, 2003, compared to a working capital deficit of $393,990 at April 30, 2003.

We were able to achieve a substantial reduction to our working capital deficit during the year ended April 30, 2003 by the issuance of our 15% guaranteed convertible notes and Series X Share Purchase Warrants to our creditors in conversion of an aggregate of $791,500 in indebtedness. We did not complete any further sales of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the three months ended July 31, 2003.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the three months ended July 31, 2003. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors. Mr. Anderson advanced an additional $25,000 to us in our fourth quarter of 2003 as an unsecured shareholders loan. This shareholder loan was outstanding in the amount of $25,000 as of July 31, 2003. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $35,000 to $40,000 per month. Our current revenues are approximately $35,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations. Our interest expense on our convertible notes is currently approximately $6,500 per month. We anticipate that we will pay this interest expense by issuing additional shares of our common stock at a discount to market in accordance with the terms of the convertible notes.

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

Settlement of Amount Owed to KPMG

Our accounts payable and accrued liabilities includes an amount of $174,134 CDN (equal to approximately $127,118 US) in respect of amounts payable by us to KPMG, our former auditor, in connection with services previously provided by KPMG. We had contested the amount of owing to KPMG and had attempted to negotiate a fee reduction with KPMG. We were unable to negotiate a satisfactory payment arrangement and KPMG commenced an action against us in the British Columbia Supreme Court in respect of unpaid fees and accrued interest. Mr. Logan Anderson, our chief executive officer, negotiated a settlement with KPMG whereby he acquired the debt owed by us to KPMG. We have entered into a settlement agreement with Mr. Anderson as the owner of the debt whereby we have agreed to issue our 15% guaranteed convertible notes in the principal amount of $135,000, being $174,134 CDN (equal to approximately $127,118 US) plus accrued interest, to Mr. Anderson, together with an aggregate of 2,700,000 Series X Share Purchase Warrants.

Credit Card Facility

In April 2003, the provider of our former internet credit card facility terminated its relationship with us. In connection with this termination, one of our bank accounts was frozen by the credit card company to secure future charge-backs. There was a balance of approximately $28,000 in the bank account on the date of imposition of the restriction. Subsequent to April 30, 2003 charge-backs of approximately $9,400 were received by us. The bank has not yet released funds from our bank account to reimburse the credit card company for the amount of these charge-backs. The credit card company has agreed to return the amounts withheld in December, 2003, less any charge-backs incurred to the date of release of funds. Another credit card facility has been arranged by us as a result of the termination of the former credit card facility. We have paid a security deposit of $20,000 in respect of this new facility. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

During the second quarter of our fiscal three months ended July 31, 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitles the holder to purchase one common share of Worldbid’s common stock on the following basis:

a.	$0.05 per share if exercised prior to September 30, 2002;

b.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c.	$0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

To date, we have issued an aggregate of 1,056.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,056,500. Of these convertible notes, a total representing aggregate indebtedness of $545,000 have been converted into 59,900,000 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of July 31, 2003 was $511,500. In addition, we have issued an aggregate of 21,130,000 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 34,100,000 shares of our common stock, based on our the trading price of our common stock of $0.03 per share as of September 11, 2003. This number of shares plus the number of our currently outstanding shares of common stock is in excess of our current authorised capital. We have covenanted in the terms of the convertible notes to take any required corporate action as may be necessary to increase the number of our authorised but unissued shares to such number of shares that will be sufficient to enable conversion of all the outstanding convertible notes. This corporate action would require an amendment to our articles of incorporation. We are required to seek shareholder approval of the amendment to our articles of incorporation to complete the increase to our authorised capital. We have not proceeded with this increase to our authorized capital due to the cost of obtaining shareholder approval and our limited financial resources.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

Stock Based Compensation

We account for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 148 – “Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

ITEM 3.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Logan Anderson and Chief Financial Officer, Mr. Howard Thomson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended July 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Item 2.                Changes in Securities

We did not issue any of our securities without registration under the Securities Act of 1933 (the “1933 Act”) during the three months ended July 31, 2003.

Item 3.                Defaults upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2003.

Item 5.                Other Information

None.

Item 6.                Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

Exhibit 3.1	Articles of Incorporation(1)

Exhibit 3.2	Certificate of Amendment of Articles of Incorporation(1)

Exhibit 3.3	By-Laws of the Company(1)

Exhibit 3.4:	Certificate of Amendment of Articles of Incorporation(2)

Exhibit 4.1:	Specimen Stock Certificate(1)

Exhibit 4.2	Form of 15% Guaranteed Convertible Notes(3)

Exhibit 4.3	Form of Series X Share Purchase Warrant(3)

Exhibit 4.4:	2000 Stock Option Plan(2)

Exhibit 10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)

Exhibit 10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)

Exhibit 10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit 10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

Exhibit 10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).

(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 15, 2000.

(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 24, 2001.

(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2002.

(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on September 23, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on March 17, 2003.

(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2003. We have not filed any Current Reports on Form 8-K since July 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION

By:	/s/ Logan Anderson
Logan Anderson, Chief Executive Officer
Director
Date: September 17, 2003