Form 10QSB
period 2003-10-31
WORLDBID CORP
filed 2003-12-15
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 97,045,756 shares of $0.001 par value common stock outstanding as of December 10, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	APRIL 30
	2003	2003

ASSETS
Current
Cash and cash equivalents	$59,188	$41,834
Trade accounts receivable	1,622	20,887
Receivables, other	6,323	6,707
	67,133	69,428
Security Deposits	29,121	28,372
Equipment, net	19,872	36,262
Intangible Assets, net	26,594	40,481
	$142,720	$174,543

LIABILITIES
Current
Accounts payable and accrued liabilities	$183,617	$438,418
Shareholder loans	15,969	25,000
	199,586	463,418
Convertible Notes (Note 3)	761,500	511,500

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $ 0.001
1,000,000 preference shares, par value $ 0.0001
Issued:
97,045,756 (April 30, 2003 – 94,081,441) common
shares	97,045	94,081

Additional Paid-In Capital	5,252,946	5,144,748
Contributed Surplus	38,200	38,200
Deficit	(6,178,878)	(6,056,003)
Accumulated Other Comprehensive Income	(27,679)	(21,401)
	(818,366)	(800,375)
	$142,720	$174,543

Liquidity And Future Operations (Note 2)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31		OCTOBER 31
	2003	2002	2003	2002

Revenue	$93,237	$72,553	$205,208	$141,964

Expenses
Selling, general and
administrative
expenses (Note 4)	104,649	137,650	209,749	274,267
Interest expense	30,083	41,867	87,559	64,966
Depreciation and
amortization	15,425	10,537	30,775	20,074
Goodwill impairment	-	-	-	94,216
	150,157	190,054	328,083	453,523

Loss For The Period	(56,920)	(117,501)	(122,875)	(311,559)

Foreign Currency
Translation
Adjustment	(2,725)	(2,495)	(6,353)	(1,183)
Comprehensive Loss	$(59,645)	$(119,996)	$(129,228)	$(312,742)

Net Loss Per Share –
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	95,069,546	27,492,584	94,575,493	25,826,670

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	OCTOBER 31
	2003	2002

Cash Flows From Operating Activities
Loss for the period	$(122,875)	$(311,559)
Items not involving cash:
Depreciation and amortization	30,700	20,074
Goodwill impairment	-	94,216
	(92,175)	(197,269)
Change in non-cash working capital items:
Trade accounts receivable	19,265	2,072
Receivables, other	384	4,990
Prepaid expenses	-	2,839
Accounts payable and accrued expenses	108,542	179,129
	36,016	(8,239)

Cash Flows From Investing Activity
Capital expenditures	(423)	(719)

Cash Flows From Financing Activities
Security deposits	(749)	10,000
Notes payable (repayment)	-	5,000
Shareholder loans (repayment)	(11,212)	-
	(11,961)	15,000

Effect Of Exchange Rate Changes On Cash	(6,278)	(1,187)

Net Increase In Cash And Cash Equivalents	17,354	4,855

Cash And Cash Equivalents, Beginning Of Period	41,834	20,049

Cash And Cash Equivalents, End Of Period	$59,188	$24,904

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
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

The unaudited consolidated financial statements of the Company at October 31, 2003, and for the six month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the six months ended October 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2004. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2003 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.

LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At October 31, 2003, the Company has negative working capital of $132,458. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.

CONVERTIBLE NOTES

On September 14, 2001, the Company approved an offering of up to 1,500 units at a price of $1,000 per unit. Each unit consists of one 15% guaranteed convertible note in the principal amount of $1,000 and twenty thousand (20,000) share purchase warrants.

Each warrant entitles the holder to purchase one additional share at a price of $0.15 per share up to September 30, 2004.

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

Interest payable to the note holders amounting to $111,162 at September 30, 2003 was converted to 2,964,315 common shares at a price of $0.0375 per share. On October 31, 2003, the Company issued 250 units of guaranteed convertible notes for consideration of a reduction in amounts due to creditors of $25,000 and amounts due to directors totaling $225,000.

As at October 31, 2003, 761.5 units of 15% convertible notes are outstanding.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	2003	2002

Selling expenses
Salaries and benefits	$20,168	$18,622
Commissions	787	152
Marketing expense	11,828	12,160
Travel	299	1,028
	33,082	31,962

General and administrative expenses
Salaries and benefits	132,980	186,226
Technical support and operations	23,137	27,580
Telephone and facsimile	2,533	2,435
Professional services	14,651	22,764
Other	3,366	3,300
	176,667	242,305

Total selling, general and administrative expenses	$209,749	$274,267

5.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 – “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntarily change to the fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS 148 effective May 1, 2003.

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

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company’s results of operations, financial position or debt covenants.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2003 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2002

Revenues

We had revenues of $205,208 for the six months ended October 31, 2003, compared to $141,964 for the six months ended October 31, 2002, representing an increase of $63,244 or 45%. We had revenues of $93,237 for the three months ended October 31, 2003, compared to $72,553 for the three months ended October 31, 2002, representing an increase of $20,684 or 29%.

Our revenues from sales of membership subscriptions to our Worldbid web sites for the six months ended October 31, 2003 increased to approximately $174,443, representing approximately 85% of our total revenues, compared to $139,004 for the six months ended October 31, 2002, representing 97% of revenues. The balance of our revenues was comprised primarily of revenues from advertising sales. The increase in our revenues was in part attributable to our acquisition of the ECeurope.com web site and related business in our second quarter of 2003. We have experienced an increase in advertising revenues; however we believe that these revenues will constitute less than 20% of our revenues during our current fiscal year notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during 2003. Our revenues derived from partnership arrangements were also minimal during our first half. We anticipate that we will not earn significant revenues from partnership arrangements during our current fiscal year.

Operating Expenses

Our operating expenses were $328,083 for the six months ended October 31, 2003, compared to operating expenses of $453,523 for the six months ended October 31, 2002, representing a decrease of $125,440 or 28%. Our operating expenses were $150,157 for the three months ended October 31, 2003, compared to operating expenses of $190,054 for the three months ended October 31, 2002, representing a decrease of $39,897 or 21%. The decrease in our operating expenses reflects our decision to reduce our overall business infrastructure and to scale back our selling and marketing expenses due to limited working capital. See Overview above. We have continued to maintain our reduced operating expenses in 2003 and the first half of 2004 due to a lack of financing to expand our operations.

Our selling, general and administrative expenses decreased to $209,749 for the six months ended October 31, 2003, compared to $274,267 for the six months ended October 31, 2002, representing a decrease of $64,528 or 24%. Our selling, general and administrative expenses decreased to $104,649 for the three months ended October 31, 2003, compared to $137,650 for the three months ended October 31, 2002, representing a decrease of $33,001 or 24%. The decreases were primarily the result of our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

Our general and administrative expenses decreased to $176,667 for the six months ended October 31, 2003, compared to $242,305 for the six months ended October 31, 2002, representing a decrease of $65,638 or 37%. The decrease in our general and administrative expenses was primarily the result of measures taken to reduce our overhead expenses during the year ended April 30, 2002. These measures included a substantial reduction in both staff and facilities and were continued throughout 2003. We do not anticipate any further reductions to general and administrative expenses, provided that we can maintain our existing revenues.

During the six months ended October 31, 2003, we incurred minimal selling expenses in the amount of $33,082, compared to $31,962 for the six months ended October 31, 2002, representing an increase of $1,120 or 4%. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we have not had sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if our revenues increase sufficiently to provide us with the cash flow necessary to increase selling expenses or if we are able to achieve additional financing that would enable us to increase our selling and marketing expenditures. We plan to increase selling expenses in order to implement marketing programs to promote Worldbid and our subscription fee based services and to develop and promote our regional and vertical partner sites.

Our interest expense increased to $87,559 for the six months ended October 31, 2003, compared to $64,966 for the six months ended October 31, 2002, representing an increase of $22,593 or 35%. Our interest expense decreased to $30,083 for the three months ended October 31, 2003, compared to $41,867 for the three months ended October 31, 2002, representing a decrease of $11,784 or 28%. Our interest expense is primarily attributable to interest payable on our outstanding convertible notes in the amount of approximately $20,400 per quarter during the first half of 2004. The balance of the interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to interest on outstanding accounts payable. The increase in interest expense in our first quarter of 2004 was primarily attributable to interest accrued and payable to KPMG, LLP, our former auditors, in connection with disputed and unpaid audit fees in the amount of approximately $38,000. This interest expense was a one-time charge. Interest expense attributable to outstanding convertible notes may increase during the balance of 2004 due to additional convertible notes issued on October 31, 2003.

Net Loss

We recorded a loss of $129,228 for the six months ended October 31, 2003, compared to a loss of $312,742 for the six months ended October 31, 2002. We recorded a loss of $59,645 for the three months ended October 31, 2003, compared to a loss of $119,996 for the three months ended October 31, 2002. Our reduced losses reflect the fact that we have been able to increase revenues notwithstanding substantial reductions to our operations and corresponding selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $59,188 as at October 31, 2003, compared to cash on hand of $41,834 as at April 30, 2003. We had a working capital deficit of $132,453 as at October 31, 2003, compared to a working capital deficit of $393,990 at April 30, 2003.

We were able to achieve a substantial reduction to our working capital deficit during the first six months of 2004 by the issuance of an additional $250,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants to our certain of our creditors on October 31, 2003. Liabilities settled by issuance of convertible notes included a liability in the amount of $135,000 attributable to the amount owed to our former independent auditor, including accrued interest. This liability was acquired by Logan Anderson, our president, from our former independent auditor by way of an assignment and was settled by us through the issue of $135,000 of our 15% guaranteed convertible notes and 2,700,000 Series X Share Purchase Warrants.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the six months ended October 31, 2003. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors. Mr. Anderson advanced an additional $25,000 to us in our fourth quarter of 2003 as an unsecured shareholders loan. This shareholder loan was outstanding in the amount of $15,969 as of October 31, 2003. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $35,000 to $40,000 per month. Our current revenues are approximately $30,000 to $35,000 per month. As our expenses continue to exceed our revenues, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We continue to require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations. Our interest expense on our convertible notes is currently approximately $10,000 per month. We anticipate that we will pay this interest expense by issuing additional shares of our common stock at a discount to market in accordance with the terms of the convertible notes.

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

Credit Card Facility

In April 2003, the provider of our former internet credit card facility terminated its relationship with us. In connection with this termination, one of our bank accounts was frozen by the credit card company to secure future charge-backs. There was a balance of approximately $28,000 in the bank account on the date of imposition of the restriction. Subsequent to April 30, 2003 charge-backs of approximately $9,400 were received by us. Subsequent to October 31, 2003, the bank released the balance of approximately $17,000, which represented the amount frozen less charge-backs. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

During the second quarter of our fiscal six months ended October 31, 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitles the holder to purchase one common share of Worldbid’s common stock on the following basis:

a.	$0.05 per share if exercised prior to September 30, 2002;
b.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and
c.	$0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

To date, we have issued an aggregate of 1,306.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,306,500. Of these convertible notes, a total representing aggregate indebtedness of $560,000 have been converted into 59,900,000 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of October 31, 2003 was $746,500. In addition, we have issued an aggregate of 26,130,000 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 27,145,455 shares of our common stock, based on our the trading price of our common stock of $0.055 per share as of December 12, 2003.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Logan Anderson and Chief Financial Officer, Mr. Howard Thomson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Changes in Securities

We did not issue any of our securities without registration under the Securities Act of 1933 during the three months ended October 31, 2002 except as set forth below:

1.
On September 30, 2003, we issued an aggregate of 2,964,315 shares of our common stock to the holders of our 15% guaranteed convertible notes. All shares were issued as payment of accrued interest, in the aggregate amount of $111,161.80, on the convertible notes at the rate of 15% per annum from the date of issuance of the convertible notes to each holder, respectively, to September 30, 2003. The shares were issued on the basis of a price of $0.0375 per share, being 75% of the market price of Worldbid’s common stock for the ten trading days prior to September 30, 2003, in accordance with the terms of the convertible notes. Other than shares issued to our directors and officers,the shares were issued in reliance of Regulation S of the Securities Act of 1933 on the basis that each holder of our convertible notes is not a “U.S. Person”, as defined in Regulation S. Each share certificate representing the issued shares will be endorsed with a restrictive legend confirming that the shares cannot be resold without registration under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act. Of the shares issued, 677,885 were issued to Mr. Logan Anderson, our chief executive officer, and 203,441 were issued to Mr. Howard Thomson, our chief financial officer. Shares issued to Mr. Anderson and Mr. Thomson were issued pursuant to Section 4(2) of the 1933 Act.

2.
On October 31, 2003, we completed the sale of 250 15% guaranteed convertible note and Series X Share Purchase Warrants units during the fiscal quarter ended October 31, 2003 in consideration for conversion of outstanding indebtedness on the amount of $250,000. Each unit sold consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X Share Purchase Warrants. In aggregate, a total of 5,000,000 Series X Share Purchase Warrants were issued to the investors. Of the units issued, 195 units were issued to Mr. Logan Anderson, our chief executive officer, and 30 were issued to Mr. Howard Thomson, our chief financial officer. Units issued to Mr. Anderson and Mr. Thomson were issued pursuant to Section 4(2) of the 1933 Act. The balance of the units were offered and sold to three individual investors pursuant to Regulation S of the Securities Act of 1933 (the “1933 Act”), each of whom is not a “U.S. Person”, as defined in Regulation S. No commissions or fees were paid in connection with the sales of units. The convertible notes are due on September 30, 2004 and bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into common shares of Worldbid, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitles the holder to purchase one common share of Worldbid’s common at a price of $0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended October 31, 2003.

Item 5.     Other Information

Subsequent to our fiscal quarter ended October 31, 2003, we filed a Schedule 14C information statement with the Securities and Exchange Commission in connection with the increase to the authorized number of shares of our common stock from 100,000,000 shares to 500,000,000 shares and the creation of a class of 100,000,000 authorized shares of preferred stock. Shareholders holding 55.8% of our common stock approved the increase to the authorized number of shares of our common stock from 100,000,000 shares to 500,000,000 and the creation of a class of 100,000,000 authorized shares of preferred stock. The action by shareholders was taken by written consent of the holders of the majority of our outstanding shares of common stock in accordance with Nevada law. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our authorized capital. A copy of the certificate of amendment to our articles of incorporation with the Nevada Secretary of State is attached to this Quarterly Report on Form 10-QSB as an exhibit.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	Certificate of Amendment of Articles of Incorporation(1)
Exhibit 3.3	By-Laws of the Company(1)
Exhibit 3.4	Certificate of Amendment of Articles of Incorporation(2)
Exhibit 3.5	Certificate of Amendment of Articles of Incorporation(7)
Exhibit 4.1	Specimen Stock Certificate(1)
Exhibit 4.2	Form of 15% Guaranteed Convertible Notes(3)
Exhibit 4.3	Form of Series X Share Purchase Warrant(3)
Exhibit 4.4:	2000 Stock Option Plan(2)
Exhibit 10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)
Exhibit 10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)
Exhibit 10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)
Exhibit 10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

Exhibit 10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)
Exhibit 32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on March 17, 2003.
(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2003. We have not filed any Current Reports on Form 8-K since October 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION

By:	/s/ Logan Anderson
Logan Anderson, Chief Executive Officer
Director
Date: December 12, 2003