Form 10QSB
period 2004-01-31
WORLDBID CORP
filed 2004-03-16
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2004

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,094,416 shares of $0.001 par value common stock outstanding as of March 8, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2004	2003

ASSETS
Current
Cash and cash equivalents	$55,652	$41,834
Trade accounts receivable	2,536	20,887
Receivables, other	2,748	6,707
	60,936	69,428
Security Deposits	29,101	28,372
Equipment, net	11,677	36,262
Intangible Assets, net	19,366	40,481

	$121,080	$174,543

LIABILITIES
Current
Accounts payable and accrued liabilities	$198,898	$438,418
Shareholder loans	7,181	25,000
	206,079	463,418

Convertible Notes (Note 3)	24,000	511,500

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized:
500,000,000 common shares, par value $ 0.001
1,000,000 preferred shares, par value $ 0.0001
100,000,000 preferred shares, par value $ 0.001
Issued:
126,094,416 (April 30, 2003 – 94,081,441) common
shares	126,094	94,081

Additional Paid-In Capital	6,496,667	5,144,748
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	(62,991)	-
Deficit	(6,678,491)	(6,056,003)
Accumulated Other Comprehensive Income	(28,478)	(21,401)
	(108,999)	(800,375)

	$121,080	$174,543

Liquidity And Future Operations (Note 2)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31		JANUARY 31
	2004	2003	2004	2003

Revenue	$101,888	88,712	$307,096	230,676

Expenses
Selling, general and
administrative
expenses (Note 4)	562,789	97,278	772,538	371,545
Interest expense	23,362	42,521	110,921	107,487
Depreciation and
amortization	15,350	16,851	46,125	36,925
Goodwill impairment	-	-	-	94,216
	601,501	156,650	929,584	610,173

Loss For The Period	(499,613)	(67,938)	(622,488)	(379,497)

Foreign Currency
Translation
Adjustment	(799)	(2,900)	(7,077)	(4,083)

Comprehensive Loss	$(500,412)	$(70,838)	$(629,565)	$(383,580)

Net Loss Per Share –
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	114,921,854	34,220,371	101,322,661	28,728,917

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	JANUARY 31
	2004	2003

Cash Flows From Operating Activities
Loss for the period	$(622,488)	$(379,497)
Items not involving cash:
Stock based compensation	445,632	-
Depreciation and amortization	46,125	36,925
Goodwill impairment	-	94,216
	(130,731)	(248,356)
Change in non-cash working capital items:
Trade accounts receivable	18,351	(1,081)
Receivables, other	3,959	3,795
Prepaid expenses	-	2,839
Accounts payable and accrued expenses	150,470	236,589
	42,049	(6,214)

Cash Flows From Investing Activity
Capital expenditures	(425)	(1,010)

Cash Flows From Financing Activities
Security deposits	(729)	10,000
Shareholder loans (repayment)	(20,000)	5,000
	(20,729)	15,000

Effect Of Exchange Rate Changes On Cash	(7,077)	(4,083)

Net Increase In Cash And Cash Equivalents	13,818	3,693

Cash And Cash Equivalents, Beginning Of Period	41,834	20,049

Cash And Cash Equivalents, End Of Period	$55,652	$23,742

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
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

The unaudited consolidated financial statements of the Company at January 31, 2004, and for the nine month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the nine months ended January 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2004. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2003 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.

LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At January 31, 2004, the Company has negative working capital of $145,143. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
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

On December 26, 2003, the Company issued 28,365,386 common shares at a price of $0.026 per share on the conversion of 737.5 units of convertible notes.

Interest payable to the note holders amounting to $26,648 at December 26, 2003 was converted to 683,274 common shares at a price of $0.039 per share.

As at January 31, 2004, 24 units of 15% convertible notes are outstanding.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2004	2003

Selling expenses
Salaries and benefits	$30,262	$28,586
Commissions	787	1,107
Marketing expense	20,287	10,919
Travel	564	1,044
	51,900	41,656

General and administrative expenses
Salaries and benefits	199,596	244,672
Technical support and operations	38,323	39,663
Stock based compensation	445,632	-
Telephone and facsimile	4,312	3,785
Professional services	25,626	35,303
Other	7,149	6,466
	720,638	329,889

Total selling, general and administrative expenses	$772,538	$371,545

5.

SHARE CAPITAL

On December 9, 2003, the Company increased its authorized capital to 500,000,000 common stock with a par value of $0.001 and authorized the creation of 100,000,000 preferred stock with a par value of $0.001.

6.

STOCK BASED COMPENSATION

On January 2, 2004, the Board of Directors approved the 2004 Stock Incentive Plan under which directors, officers, employees and eligible consultants of the Company may be granted stock options. The Company may grant options to acquire up to 12,500,000 shares of common stock under the plan.

During the quarter ended January 31, 2004, the Company granted stock options to directors and employees to acquire up to 4,000,000 shares of common stock at a weighted average exercise price of $0.08 per share, expiring January 2006. The Company also granted options to consultants to acquire up to 6,150,000 shares of common stock at a weighted average exercise price of $0.08, expiring January 2006.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

6.

STOCK BASED COMPENSATION (Continued)

All of the options vest immediately except for 1,900,000 issued to consultants, 950,000 of which vest immediately and 950,000 vest in January 2005.

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 –“Accounting for Stock Issued to Employees”, and related interpretations.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.0%, expected volatility of 180%, an expected option life of two years, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $288,323 for the nine month period ended January 31, 2004. During the nine month period ended January 31, 2004, the Company recognized stock based compensation for non-employees in the amount of $445,632.

	2004	2003

Net loss, as reported	$(622,488)	$(379,497)

Add: Stock based compensation expense included in net
loss, as reported	445,632	-

Deduct: Stock based compensation expense determined
under fair value method	(733,955)	-

Net loss, pro-forma	$(910,811)	$(379,497)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

7.

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

We follow Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for our stock based compensation plans. Under APB 25, no compensation expense is recognized for our stock based compensation plans since the exercise prices of awards under our plans are at current market prices of our stock on the date of grant. We have not granted any stock options in 2004 or 2003.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2004 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2003

Revenues

We had revenues of $307,096 for the nine months ended January 31, 2004, compared to $230,676 for the nine months ended January 31, 2003, representing an increase of $76,420 or 33%. We had revenues of $101,888 for the third quarter ended January 31, 2004, compared to $88,712 for the third quarter ended January 31, 2003, representing an increase of $13,176 or 15%.

Our revenues from sales of membership subscriptions to our Worldbid web sites for the nine months ended January 31, 2004 increased to approximately $253,527, representing approximately 82.6% of our total revenues, compared to $227,716 for the nine months ended January 31, 2003, representing 98.7% of revenues. The balance of our revenues was comprised primarily of revenues from advertising sales. The increase in our revenues was in part attributable to our acquisition of the ECeurope.com web site and related business in our second quarter of 2003. We have experienced an increase in advertising revenues in 2004 compared to 2003; however we believe that these revenues will constitute less than 20% of our revenues during our current fiscal year notwithstanding any overall increase. Revenues from our Worldbid global payment services, data mining services and our partnership arrangements have been minimal during the first nine months of our current fiscal year. We anticipate that we will not earn significant revenues from partnership arrangements during our the balance of our current fiscal year.

Operating Expenses

Our operating expenses were $929,584 for the nine months ended January 31, 2004, compared to operating expenses of $610,173 for the nine months ended January 31, 2003, representing an increase of $319,411 or 52%. Our operating expenses were $601,501 for the third quarter ended January 31, 2004, compared to operating expenses of $156,650 for the third quarter ended January 31, 2003, representing an increase of $444,851 or 384%. The increase in our operating expenses was attributable to an increase in our selling, general and administrative expenses attributable to stock based compensation expense incurred during our third quarter.

Our selling, general and administrative expenses increased to $772,538 for the nine months ended January 31, 2004, compared to $371,545 for the nine months ended January 31, 2003, representing an increase of $400,993 or 108%. The increase is primarily the result of a stock based compensation expense of $445,632 incurred in our third quarter in connection with stock options that we granted. Exclusive of stock based compensation, our selling, general and administrative expenses decreased to $326,906 for the nine months ended January 31, 2004. This decrease exclusive of stock based compensation reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

During the nine months ended January 31, 2004, we incurred minimal selling expenses in the amount of $51,900, compared to $41,656 for the nine months ended January 31, 2003, representing an increase of $10,244 or 25%. Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we have not had sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if our revenues increase sufficiently to provide us with the cash flow necessary to increase selling expenses or if we are able to achieve additional financing that would enable us to increase our selling and marketing expenditures. We plan to increase selling expenses in order to implement marketing programs to promote Worldbid and our subscription fee based services and to develop and promote our regional and vertical partner sites.

Our interest expense increased to $110,921 for the nine months ended January 31, 2004, compared to $107,487 for the nine months ended January 31, 2003, representing an increase of $3,434 or 3%. Our interest expense decreased to $23,362 for the third quarter ended January 31, 2004, compared to $42,521 for the third quarter ended January 31, 2003, representing a decrease of $19,159 or 45%. Our interest expense is primarily attributable to interest payable on our outstanding convertible notes. The decrease in interest expense during our third quarter was attributable to conversion of these outstanding convertible notes into shares of our common stock during our third quarter.

Net Loss

We recorded a loss of $622,488 for the nine months ended January 31, 2004, compared to a loss of $379,497 for the nine months ended January 31, 2003. We recorded a loss of $499,613 for the third quarter ended January 31, 2004, compared to a loss of $67,938 for the third quarter ended January 31, 2003. Our increased losses are attributable to our third quarter stock based compensation expense, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $55,652 as at January 31, 2004, compared to cash on hand of $41,834 as at April 30, 2003. We had a working capital deficit of $145,143 as at January 31, 2004, compared to a working capital deficit of $393,990 at April 30, 2003.

We were able to achieve a substantial reduction to our working capital deficit during the first nine months of 2004 by the issuance of an additional $250,000 of our 15% guaranteed convertible notes and Series X Share

Purchase Warrants to our certain of our creditors on October 31, 2003. Liabilities settled by issuances of convertible notes included a liability in the amount of $135,000 attributable to the amount owed to our former independent auditor, including accrued interest. This liability was acquired by Logan Anderson, our president, from our former independent auditor by way of an assignment and was settled by us through the issue of $135,000 of our 15% guaranteed convertible notes and 2,700,000 Series X Share Purchase Warrants. These convertible notes have subsequently been converted into shares of our common stock during our third quarter.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the nine months ended January 31, 2004. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors. Mr. Anderson advanced an additional $25,000 to us in our fourth quarter of 2003 as an unsecured shareholders loan. This shareholder loan was outstanding in the amount of $7,181 as of January 31, 2004. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

15% Guaranteed Convertible Notes

During the second quarter of our fiscal year ended October 31, 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes are convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitles the holder to purchase one common share of Worldbid’s common stock on the following basis:

a.	$0.05 per share if exercised prior to September 30, 2002;

b.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c.	$0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

To date, we have issued an aggregate of 1,306.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,306,500. Of these convertible notes, a total representing aggregate indebtedness of $1,282,500 have been converted into 87,365,386 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of January 31, 2004 was $24,000. In addition, we have issued an aggregate of 26,130,000 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 480,000 shares of our common stock, based on our the trading price of our common stock of $0.10 per share as of March 12, 2004.

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

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Logan Anderson and Chief Financial Officer, Mr. Howard Thomson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended January 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.           Changes in Securities

We did not issue any of our securities without registration under the Securities Act of 1933 during the three months ended January 31, 2004 except as set forth below:

1.
On December 26, 2003, we issued an aggregate of 28,365,386 shares of our common stock to fifteen holders of our 15% guaranteed convertible notes upon the conversion of convertible notes having an aggregate principal amount of $737,500. The notes were converted at a price of $0.026 per share, being 50% of the average market price of our common stock prior to conversion in accordance with the terms of the convertible notes. Other than shares issued to our directors and officers, the shares were issued in reliance of Regulation S of the Securities Act of 1933 on the basis that each holder of our convertible notes is not a “U.S. Person”, as defined in Regulation S. Each share certificate representing the issued shares will be endorsed with a restrictive legend confirming that the shares cannot be resold without registration under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act. Of the shares issued, 7,500,000 were issued to Mr. Logan Anderson, our chief executive officer, and 1,153,846 were issued to Mr. Howard Thomson, our chief financial officer. Shares issued to Mr. Anderson and Mr. Thomson were issued pursuant to Section 4(2) of the 1933 Act.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

During our fiscal quarter ended January 31, 2004, our shareholders approved the increase to the authorized number of shares of our common stock from 100,000,000 shares to 500,000,000 shares and the creation of a class of 100,000,000 authorized shares of preferred stock. Shareholders holding 55.8% of our common stock approved these changes which were effected by an amendment to our articles of incorporation. The action by shareholders was taken by written consent of the holders of the majority of our outstanding shares of common stock in accordance with Nevada law. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our authorized capital. A copy of the certificate of amendment to our articles of incorporation with the Nevada Secretary of State was filed as an exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

Exhibit 3.1	Articles of Incorporation(1)

Exhibit 3.2	Certificate of Amendment of Articles of Incorporation(1)

Exhibit 3.3	By-Laws of the Company(1)

Exhibit 3.4	Certificate of Amendment of Articles of Incorporation(2)

Exhibit 3.5	Certificate of Amendment of Articles of Incorporation(7)

Exhibit 4.1	Specimen Stock Certificate(1)

Exhibit 4.2	Form of 15% Guaranteed Convertible Notes(3)

Exhibit 4.3	Form of Series X Share Purchase Warrant(3)

Exhibit 4.4	2000 Stock Option Plan(2)

Exhibit 10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)

Exhibit 10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)

Exhibit 10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit 10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

Exhibit 10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)

Exhibit 10.6	2004 Stock Incentive Plan(8)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the Securities and Exchange Commission on November 30, 1999 (File No. 0-26729).

(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 15, 2000.

(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on December 24, 2001.

(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 13, 2002.

(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on September 23, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on March 17, 2003.

(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the Securities and Exchange Commission on December 15, 2003.

(8)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2004. We have not filed any Current Reports on Form 8-K since January 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION

By:	/s/ Logan Anderson
Logan Anderson, Chief Financial Officer
Director
Date: March 15, 2004

By:	/s/ Howard Thomson
Howard Thomson, Chief Financial Officer
Director
Date: March 15, 2004