Form 10KSB
period 2004-04-30
WORLDBID CORP
filed 2004-07-30
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

COMMISSION FILE NO.: 000-26729

WORLDBID CORPORATION
(Name of small business issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 332-1752

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, Par Value
$0.001 Per Share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒    Yes    ☐    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Revenues for the fiscal year ended April 30, 2004 were $413,569.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 21, 2004 is approximately $3,183,388.

The number of shares of the issuer's common stock outstanding as of July 21, 2004 is 126,014,016 shares.

Transitional Small Business Disclosure Format (check one): Yes    ☐   No    ☒

     WORLDBID CORPORATION
ANNUAL REPORT ON FORM 10-KSB

ii

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.             DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

Worldbid Corporation ("we", "us", "our" or "Worldbid") owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. We were founded on the basis of a simple premise: small, mid-sized and even large companies face numerous linguistic, cultural and logistical barriers when trying to find new buyers nationally and internationally or when trying to develop new sources of products or materials nationally and internationally. We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally.

Recent Developments

Our inability to achieve substantial financing since the beginning of our prior fiscal year ended April 30, 2003 has forced us to reduce our business operations and to forgo our marketing and advertising plans. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as Worldbid have contributed to our inability to raise additional capital. We have undertaken the following measures to reduce our operating costs to achieve substantial financing:

1.	We have maintained our staffing levels to six full-time contract and five part-time personnel.
2.	We have generally attempted to lower all our operating costs.
3.	We have cancelled partnership agreements that did not provide sufficient income to cover costs.
4.	We have limited new partnership arrangements to those that provide an immediate revenue stream.

We were successful in substantially reducing our operating costs while increasing our revenues during the fiscal year ended April 30, 2003. We continued our reduced operating costs while maintaining revenues during our fiscal year ended April 30, 2004. However, we continue to have a working capital deficit and we require additional financing to continue our operations.

We have experienced the following significant changes since April 30, 2003:

  In March, 2004, we entered into a contractor agreement with Ningbo Free Trade Zone World E-Commercial Affairs Co. Lt. (the "Contractor") pursuant to which we agreed to, among other things: (i)develop and operate a website entitled www.worldbidchina.com (the "China Website"); (ii) provide ancillary services in connection thereto including hosting, maintenance, providing content and artwork and programming; (iii) grant the Contractor an exclusive right to sell advertising for the China Website within certain designated areas in China and to identify itself as contractor for the China Website; and (iv) share revenues from the China Website with the Contractor. In consideration of the above, the Contractor agreed to provide certain marketing and promotional services in connection with the China Website and to pay us the following license fees: $30,000 by March 20, 2004; $10,000 by March 20, 2005; $10,000 by March 20, 2006; $10,000 by March 20, 2007; and$10,000 by March 20, 2008. The agreement is for a term of 5 years subject to any written notice oftermination provided by either party.

  During our fiscal quarter ended January 31, 2004, we increased the number of authorized shares ofour common stock from 100,000,000 shares to 500,000,000 shares and created a class of 100,000,000 authorized shares of preferred stock to allow us to raise additional funds through private placements of our securities including offerings of our secured convertible notes.

  In January, 2004, we adopted our 2004 Stock Incentive Plan in order to fund our operations and compensate various consultants associated with marketing of our website, the development and maintenance of our website, and legal and related matters that we deemed essential to our operations. We increased our reliance on stock based compensation due to our limited ability toraise funds for these activities through sales of our equity securities or from revenues generated by our operations.

  In August, 2003, we entered into a web service agreement with Impexpo Business International ("IBI"), a company which runs a world trade gateway located at www.impexpobiz.com. Under this agreement, we agreed to assist IBI in designing and marketing a customized website at www.impexpobiz.worldbid.com (the "IBI Website") based on worldbid.com. Pursuant to the terms ofthe agreement we agreed to co-host the IBI Website, pay a referral fee to IBI for all memberships sold on the site, and share revenues from advertising sold on the IBI Website. The agreement is for a term of one year with an automatic renewal each year thereafter subject to any written notice of termination provided by either party.

  In July, 2003, Mr. Logan Anderson, our chief executive officer, negotiated a settlement with KPMG LLP, chartered accountants ("KPMG") in July, 2003 whereby Mr. Anderson acquired certain debts owed by us to KPMG and KPMG agreed to provide us with a consent dismissal order dismissing their action against us. KPMG had commenced an action against us in the British Columbia Supreme Court in respect of unpaid fees and accrued interest in connection with services previously provided by KPMG to us. We entered into a settlement agreement with Mr. Anderson as the owner of the debt, under the terms of which we issued to Mr. Anderson our 15% guaranteed convertible notes in the principal amount of $135,000, being the principal and accrued interest, to Mr. Anderson, together with an aggregate of 2,700,000 Series X Share Purchase Warrants. See "Management's Discussion and Analysis or Plan of Operation - Settlement of Amounts Owed to KPMG".

  In June, 2003, we entered into a referral agreement with Coble International, a company which runs a world trade gateway located at www.importexporthelp.com. We created a customized trade leadsite with most of the functionality of Worldbid and the branding of www.importexporthelp.com. Thisnew site is located at imexhelp.worldbid.com. Under this agreement, Coble International has agreed to market this website to its website users though a ‘pop-under' ad and high-visibility links throughout its website. Worldbid shares subscription revenue that is generated by this website. The agreement is for a term of one year with an automatic renewal each year thereafter subject to written notice provided by either party.

  We increased our efforts to obtain more advertising business during fiscal 2004, which contributed to an increase in our revenues during the year.

These corporate developments are discussed below.

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

We have also developed the format of the Worldbid web sites in order to encourage its use by businesses from around the world in the international trade community. We believe that the international focus of the Worldbid web sites offers a competitive advantage over competing trade sites that often limit their focus to specific geographic regions. We have also focused on enabling the Worldbid web sites to facilitate trade in goods that are often the subject of international trade, such as industrial goods and commodities.

Registration

Except for specific limited exemptions, each business that wishes to take advantage of the Worldbid web sites is required to register with us and pay a subscription prior to posting any offer to sell or request for tender. Businesses are required to register during an on-line Internet session. Each business is required to provide basic information regarding their business and identity and to complete a simple questionnaire. After registration and payment, a business is permitted to post notices of offers, view notices posted by other businesses and receive e-mail notifications of offers from other businesses.

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

Current Use of the Worldbid Web Site

We launched the Worldbid Web Site in January 1999. Since its launch, the Worldbid web site has grown to over 800,000 trade leads in more than 1,000 separate industry categories and sub-categories. Approximately 327,000 companies have signed up as registered users of the Worldbid web sites, of which only a portion are paying subscribers as we determined to grandfather all users who registered prior to our implementation of subscription fees. Currently, new companies are registering as members of our Worldbid web sites at the rate of approximately 100 per day. The Worldbid web sites receive over 1 million page views each month, have generally between 300-1000 trade opportunities posted each day, and over 6 million trade notifications per month are emailed out to registered businesses who have requested them. Our experience is that approximately 75% of the businesses that have registered to use our Worldbid web sites are residents of countries outside of the United States.

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

Company Showrooms

We have developed a service that allows our registered users to build a "company showroom," or product catalogue, on our Worldbid web site and be listed in the company directory that we have generated. This service, which has quickly grown to include over 7,100 company showrooms, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

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

Transaction Completion Facilitation

To date we have not engaged in facilitating the completion of transactions initiated between businesses through the Worldbid web sites. The Worldbid web sites have been a means for interested parties to make contacts and pursue negotiations between themselves. We are currently exploring the addition of a value added, fee based service in which we, or a contracted third party, would offer limited facilitation assistance to some transactions. We entered into an agreement in July 2002 with an arms length party that provides us with the ability to provide monetary transactions between members and have integrated this functionality into our Worldbid web sites.

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

We have entered into sub-site strategic alliance arrangements to provide for the development of international Worldbid web sites with regional partners. We determined in our fiscal year ended April 30, 2002 to scale back the number of strategic alliance arrangements to limit these arrangements to those international sites that are generating revenue. Currently, our strategic alliance arrangements are limited to the following international web sites: (i) worldbidafrica.com, (ii) worldbidargentina.com, and (iii) worldbidchina.com.

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

2.	sales of data gathered from our Worldbid web sites; and

3.	sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web site to businesses.

We also earn revenues through revenue sharing arrangements for web sites that are operated pursuant to partnership or strategic alliance arrangements.

Membership Subscription Fees

Earlier in 2001, we commenced the process of changing the structure of the Worldbid web sites from a free service to a fee-paying subscription membership structure. We are currently selling membership subscriptions for the parent site for $599 per annum to new subscribers. The membership fee is payable in monthly, quarterly, or annual installments. The sub-sites vary in their membership subscription fees. We have determined to stop our previous practice of offering free trial periods to prospective new members. We do not require those original members who signed up prior to our implementation of subscription fees to pay subscription membership fees. Accordingly, we only earn subscription membership fees from new members. We may in the future determine to impose the payment of a subscription membership fee on our original members as a condition of their continued use of the Worldbid web sites.

For sub-sites, we currently negotiate to require our sub-site partners to pay an upfront non-refundable deposit against future sales of sub-site subscription memberships. These non-refundable advance payments against membership subscription sales are negotiated on a case-by-case basis. There is no assurance that we will be able to obtain these non-refundable advance payments.

Revenues from sales of membership subscriptions currently account for in excess of approximately 80% of our revenues.

Data Mining

We have entered into agreements to resell data generated from our Worldbid web sites, including compiled postal data, to interested third parties. This information includes information volunteered by our Worldbid members upon their registration to use our Web sites and postal records of our Worldbid members. We earn fees from sales of information according the nature of the information that we are able to provide. Higher fees are earned for information volunteered by our members that we refer to as "opt-in" information. We earn lower fees for postal record information.

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

We have subsequently entered into an arrangement to extend these global payment services to the members of The Federation of International Trade Associations ("FITA"). Under the agreement, FITA will market our global payment services to its members. We will provide FITA with a percentage of the revenue of all transactions that are generated as a result of FITA's marketing.

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

We have integrated these assets into our operations. The www.eceurope.com website code was abandoned, and is now operated as a standard sub-site of www.worldbid.com, using Worldbid's proprietary programming. As a result of this acquisition, we have been able to increase our existing subscriber base and website traffic, with a consequential increase in revenues and exposure for Worldbid. Subsequent to this acquisition, we entered into a partnership arrangement with Europages.com (managed by Euredit S.A. of Paris, France) to bring the European Business Directory to members of the ECeurope.com web site.

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

2.
We have entered into an agreement with Coble International, a company which runs a world trade gateway located at www.importexporthelp.com. We have created a customized trade lead site with most of the functionality of Worldbid and the branding of www.importexporthelp.com. This new site is located at imexhelp.worldbid.com. Under this agreement, Coble International has agreed to market this website to its website users though a ‘pop-under' ad and high-visibility links throughout its website. Worldbid shares subscription revenue that is generated by this website. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

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

5.
We entered into a contractor agreement with Ningbo Free Trade Zone World E-Commercial Affairs Co. Lt. (the "Contractor") pursuant to which we agreed to, among other things: (i) develop and operate a website entitled www.worldbidchina.com (the "China Website"); (ii) provide ancillary services in connection thereto including hosting, maintenance, providing content and artwork and programming; (iii) grant the Contractor an exclusive right to sell advertising for the China Website within certain designated areas in China and to identify itself as contractor for the China Website; and (iv) share revenues from the China Website with the Contractor. In consideration of the above, the Contractor agreed to provide certain marketing and promotional services in connection with the China Website and to pay us the following license fees: $30,000 by March 20, 2004; $10,000 by March 20, 2005; $10,000 by March 20, 2006; $10,000 by March 20, 2007; and $10,000 by March 20, 2008. The agreement is for a term of 5 years subject to any written notice of termination provided by either party.

6.
We entered into a web service agreement with Impexpo Business International ("IBI"), a company which runs a world trade gateway located at www.impexpobiz.com. Under this agreement, we agreed to assist IBI in designing and marketing a customized website at www.impexpobiz.worldbid.com (the "IBI Website") based on worldbid.com. Pursuant to the terms of the agreement we agreed to co-host the IBI Website, pay a referral fee to IBI for all memberships sold on the site, and share revenues from advertising sold on the IBI Website. The agreement is for a term of one year with an automatic renewal each year thereafter subject to any written notice of termination provided by either party.

Online Marketing

We have minimized our on-line marketing activities during our fiscal year ended April 30, 2004 as part of our determination to scale back marketing efforts in order to reduce our operating costs. We continue to reevaluate the use of on-line marketing through the use of highly targeted e-mails or banner advertisements.

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

COMPETITION

We currently or potentially compete with a variety of other companies involved in facilitating business transactions via the Internet. These competitors include: (i) direct competing Internet web sites involved in facilitating business to business transactions, including Trueadvantage.com, ECplaza.com and Alibaba.com; (ii) competing Internet web sites focused on specific industries, including Petroleumplace.com, Manufacturing.net and Verticalnet.com; (iii) traditional business to business competitors that are attempting to expand their existing businesses to electronic commerce; and (iv) traditional business to business advertising and commerce competitors, including trade magazines and trade associations. The presence of existing or future competition may impair our ability to charge subscription membership fees and other fees that we may charge for services offered via our Worldbid web sites.

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

If We Do Not Obtain Additional Financing, Our Business Will Fail

Our current revenues are not sufficient to pay for our current operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our business plan of operations and satisfy our present creditors. We have financed our business operations to date from sales of equity securities, secured convertible notes and loans advanced by shareholders, including Logan Anderson, our chief executive officer, one of our directors, and our major shareholder. There is no assurance that Mr. Anderson will advance further funds to us in order to finance our business operations. There is also no assurance that we will complete any further sales of our securities. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations. We may not be able to continue operations if additional financing is not obtained.

As We Have Not Established Significant Revenues, Our Business May Fail

We acquired our current business and our worldbid.com web site in February 1999 and we did not commence earning revenues until August, 1999. Our revenues for the years ended April 30, 2004 and April 30, 2003 totaled $413,569 and $341,317 respectively. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must successfully implement our business plan and marketing strategies in order for us to earn significant revenues. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. If we do not generate additional revenues from our business as planned, then our financial condition and operating results will suffer.

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

If We Never Generate Operating Profit, Then Our Business Will Fail

As of April 30, 2004, our accumulated deficit was $6,740,046. We sustained a $684,043 net loss for the year ended April 30, 2004. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our chief operating officer, Mr. Paul Wagorn, and our president and chief executive officer, Logan Anderson. The loss of the services of any of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

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

Our common shares are traded on the OTC Bulletin Board under the symbol "WBID". Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Our stock price is at an all-time low and there is no assurance that our stock price will recover to previous levels. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, the trading volume of our shares on the OTC Bulletin Board has been limited to date. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

ITEM 2.             DESCRIPTION OF PROPERTY.

Our corporate headquarters are located at Suite 201, 810 Peace Portal Drive, Blaine, Washington 98230, where our principal executive functions are carried out. We sub-lease approximately 750 square feet at a monthly fee of $1,000, for a term expiring February 28, 2005.

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

ITEM 3.             LEGAL PROCEEDINGS.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending April 30, 2004.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol "WBID" and on the Berlin Stock Exchange under the symbol "WD2". The first day on which our shares were traded under the stock symbol WBID was July 6, 2000. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Fiscal Quarter Ended	High	Low
April 30, 2004	$0.18	$0.07
January 31, 2004	$0.25	$0.03
October 31, 2003	$0.05	$0.02
July 31, 2003	$0.06	$0.02
April 30, 2003	$0.07	$0.007
January 31, 2003	$0.01	$0.003
October 31, 2002	$0.01	$0.01
July 31, 2002	$0.02	$0.01

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of July 21, 2004, there were 113 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

We did not complete any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended April 30, 2004 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the fiscal year.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our operating expenses continue to exceed our revenues. Accordingly, our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under "Liquidity and Financial Condition". In order to address our shortage of cash and working capital, we took the following measures since our previous fiscal year ended April 30, 2003 in order to reduce our operating costs:

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

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

Revenues

We had revenues of $413,569 for the year ended April 30, 2004, compared to $341,317 for the year ended April 30, 2003, representing an increase of $72,252 or 21%. Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the year ended April 30, 2004 increased to $328,944, representing 79% of our total revenues, compared to $292,774 for the year ended April 30, 2003, representing 86% of revenues. Revenues in connection with partnership arrangements are equal to approximately 4.1% of total revenues and are comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising sales increased to $58,393 for the year ended April 30, 2004 from $32,978 for the year ended April 30, 2003. The increase in revenues is attributed to the expansion and continued development of our EC Europe business and our entry into several referral and advertising agreements during the year.

Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See "Overview" above. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements may increase during our current fiscal year; however, we believe that these revenues will constitute less than 20% of our revenues notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during 2004.

Our revenues derived from partnership arrangements increased marginally in 2004 to $17,000 compared to $14,000 in 2003 and are likely to increase further in 2005 due to our increased efforts to pursue partnerships in Asia.

Operating Expenses

Our operating expenses were $1,097,612 for the year ended April 30, 2004, compared to operating expenses of $765,143 for the year ended April 30, 2003, representing an increase of $332,469 or 44%. Our selling, general and administrative expenses increased to $919,520 for the year ended April 30, 2004, compared to $478,515 for the year ended April 30, 2003, representing an increase of $441,005 or 92.2% . Our general and administrative expenses increased to $844,500 for the year ended April 30, 2004, compared to $420,578 for the year ended April 30, 2003, representing an increase of $423,922 or 100.8% . The increase in our operating expenses and selling, general and administrative expenses was primarily due to the inclusion of stock based compensation of $462,812 in operating expenses.

Exclusive of stock based compensation, our operating expenses decreased to $634,800 for the year ended April 30, 2004. This decrease exclusive of stock based compensation reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

During the year ended April 30, 2004, we incurred selling expenses in the amount of $75,020, compared to $57,937 for the year ended April 30, 2003, representing an increase of $17,083 or 29.5% . We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense decreased to $116,881 for the year ended April 30, 2004, compared to $137,542 for the year ended April 30, 2003, representing a decrease of $20,661 or 15%. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase to our interest expense was primarily attributable to interest payable on our outstanding convertible notes and is reflective of the conversion of substantial indebtedness into convertible notes during 2003 and 2004. We anticipate that our interest expense will decline substantially due to recent conversions of our convertible notes.

Stock Based Compensation Expenses

We increased our reliance on stock based compensation in order to fund our operations during 2004 due to our limited ability to raise funds for these activities through sales of our equity securities or from revenues generated by operations. Stock based compensation expense included in selling, general and administrative expenses was $462,812, equaling 50.3% of total selling, general and administrative expenses for the year ended April 30, 2004, compared to $Nil for the year ended April 30, 2003.

During the year ended April 30, 2004, we granted options to purchase 10,150,000 shares of our common stock to various consultants associated with marketing, legal and related matters that we deemed essential to our operations. We did not issue any options in 2003. From time to time we may grant a significant number of options to purchase common stock to non-employees.

We recognize compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. Had we adopted the fair value method of accounting, our total stock-based compensation expense would have increased from $462,182 to $751,135 and our loss would have increased from $684,043, or $0.01 per share, to $972,366, or $0.01 per share. This pro forma information is disclosed in further detail in Note 7 to our financial statements and in the Business and Significant Accounting Policies included in our financial statements under the heading "Stock-Based Compensation".

Net Loss

We recorded a net loss of $684,043 for the year ended April 30, 2004, compared to a loss of $423,826 for the year ended April 30, 2003. The increase in our net loss of $260,217 is entirely due to the inclusion of stock based compensation expenses of $462,812. Exclusive of stock compensation expenses included in our net loss, our net loss for the year ended April 30, 2004 decreased to $221,231.

If we are able to achieve the required financing, we anticipate that our operating expenses will continue to increase as we carry out our business strategy and plan of operations due to the following factors:

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash on hand of $91,618 as at April 30, 2004, compared to cash on hand of $41,834 as at April 30, 2003. We had a working capital deficit of $173,964 as at April 30, 2004, compared to a working capital deficit of $393,990 as at April 30, 2003.

We were able to achieve a substantial reduction to our working capital deficit during the year ended April 30, 2003 by the issuance of our 15% guaranteed convertible notes and Series X Share Purchase Warrants to our creditors in conversion of an aggregate of $250,000 in indebtedness. As a result of this conversion of indebtedness into convertible notes and as a result our settlement with KPMG, our accounts payable and accrued liabilities decreased to $250,717 as of April 30, 2004 from $438,418 as of April 30, 2003, representing a decrease of $187,701. We did not complete any sales of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the three months ended April 30, 2004.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the year ended April 30, 2004. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of April 30, 2003. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $40,000 to $50,000 per month. Our current revenues are approximately $35,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations. Our interest expense has increased to approximately $15,000 per month and is primarily attributable to interest accruing on our 15% guaranteed convertible notes. We have paid this interest expense by issuing additional shares of our common stock at a discount to market in accordance with the terms of the convertible notes. We anticipate that our interest expense will decline substantially due to recent conversions of our convertible notes.

We are presently pursuing additional financing and we anticipate that any additional financing would be through sales of secured convertible notes and share purchase warrants, as discussed below, sales of our common stock or through loans from our shareholders. However, we do not have any commitments in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. As we have been unable to raise financing to maintain our prior level of operations, we have scaled back our business operations. See "Overview" above.

Settlement of Amounts Owed to KPMG

Our accounts payable and accrued liabilities for the fiscal year ended April 30, 2003 includes an amount of $127,105 in respect of amounts payable by us to KPMG, our former auditor, in connection with services previously provided by KPMG. We had contested the amount of owing to KPMG and had attempted to negotiate a fee reduction with KPMG. We were unable to negotiate a satisfactory payment arrangement and KPMG commenced an action against us in the British Columbia Supreme Court in respect of unpaid fees and accrued interest. Mr. Logan Anderson, our chief executive officer, negotiated a settlement with KPMG in July, 2003 whereby Mr. Anderson acquired the debt owed by us to KPMG. We entered into a settlement agreement with Mr. Anderson as the owner of the debt whereby we issued our 15% guaranteed convertible notes in the principal amount of $135,000, being the principal and accrued interest, to Mr. Anderson, together with an aggregate of 2,700,000 Series X Share Purchase Warrants.

Credit Card Facility

In April 2003, the provider of our former internet credit card facility terminated its relationship with us. In connection with this termination, one of our bank accounts was frozen by the credit card company to secure future charge-backs. There was a balance of approximately $28,000 in the bank account on the date of imposition of the restriction. Subsequent to April 30, 2003 charge-backs of approximately $9,400 were received by us. The Bank released all remaining funds in December, 2003 and those funds were used to directly reduce a shareholder's loan which was advanced to cover the deposit mentioned below. Another credit card facility has been arranged by us as a result of the termination of the former credit card facility. We have paid a security deposit of $20,000 in respect of this new facility. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

In 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units. Each unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the "Series X Share Purchase Warrants"). The offering is being made pursuant to Regulation S of the Securities Act of 1933. The convertible notes will be due on September 30, 2004 and will bear interest at 15% per annum payable annually. The notes are guaranteed by Worldbid's wholly-owned subsidiary Worldbid Canada Corporation (the "Subsidiary") which guarantee will be secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes will be convertible into shares of Worldbid's common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid's shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid's shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid's common stock on the following basis:

a.	$0.05 per share if exercised prior to September 30, 2002;

b.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c.	$0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

We completed sales of $250,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the year ended April 30, 2004. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $250,000. We have now issued an aggregate of 1,306.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,306,500. Of these convertible notes, a total representing aggregate indebtedness of $1,282,500 have been converted into 25,650,000 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of April 30, 2004 was $24,000. In addition, we have issued an aggregate of 14,776,500 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 872,727 shares of our common stock, based on our trading price of our common stock of $0.055 per share as of July 22, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found under the heading "Business and Significant Accounting Policies" in our consolidated financial statements included in Item 7 of this Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

Stock Based Compensation

We account for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 – "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 – "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

Financial Instruments and Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, and convertible notes. At April 30, 2004 and 2003, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 – "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on our results of operations, financial position or debt covenants.

In January 2003, the FASB issued Interpretation No. 46 – "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for us on February 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact our consolidated financial statements.

ITEM 7.             FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended April 30, 2004 and 2003, including the following:

1.	Independent Auditors' Report of Morgan & Company dated July 12, 2004;

2.	Consolidated Balance Sheets as at April 30, 2004 and 2003.

3.	Consolidated Statements of Operations for the years ended April 30, 2004 and 2003.

4.	Consolidated Statements of Cash Flows for the years ended April 30, 2004 and 2003.

5.	Consolidated Statement of Stockholders' Deficit as at April 30, 2004.

6.	Notes to the Consolidated Financial Statements.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
Worldbid Corporation

We have audited the accompanying consolidated balance sheets of Worldbid Corporation as at April 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficit for the two years period ended April 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2004 and 2003, and the results of its operations and cash flows for the two years period ended April 30, 2004 and 2003, in accordance with generally accepted accounting principles in the United States.

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

Vancouver, Canada	"Morgan & Company"
July 12, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2004	2003

ASSETS
Current
Cash and cash equivalents (Note 2)	$91,618	$41,834
Trade accounts receivable, less allowance for doubtful
accounts of $Nil (2003 - $Nil)	1,302	20,887
Receivables, other	5,513	6,707
	98,433	69,428
Security Deposits	28,801	28,372
Equipment (Note 2)	3,559	36,262
Intangible Assets (Note 3)	12,630	40,481

	$143,423	$174,543

LIABILITIES
Current
Accounts payable and accrued liabilities	$250,717	$438,418
Shareholder loans (Note 4)	21,680	25,000
	272,397	463,418

Convertible Notes (Note 5)	24,000	511,500

STOCKHOLDERS' DEFICIENCY

Capital Stock (Notes 6, 7 and 8)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued:
126,094,416 (2003 – 94,081,441) common shares	126,094	94,081

Additional Paid-In Capital	6,496,668	5,144,748
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	(45,811)	-
Deficit	(6,740,046)	(6,056,003)
Accumulated Other Comprehensive Income (Loss)	(28,079)	(21,401)
	(152,974)	(800,375)

	$143,423	$174,543

Commitments And Contingencies (Note 9)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2004	2003

Revenues	$413,569	$341,317

Expenses
Selling, general and administrative expenses (Note 11)	919,520	478,515
Interest expense	116,881	137,542
Depreciation and amortization	61,211	54,870
Goodwill impairment	-	94,216
	1,097,612	765,143

Net Loss	$(684,043)	$(423,826)

Loss Per Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding, basic and diluted	105,806,933	36,459,488

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2004	2003

Net Loss	$(684,043)	$(423,826)

Comprehensive Income (Loss)
Foreign currency translation adjustment	(6,678)	(12,664)

Comprehensive Loss	$(690,721)	$(436,490)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2004	2003

Cash Flows From Operating Activities
Net loss	$(684,043)	$(423,826)
Items not involving cash:
Amortization and depreciation	61,210	54,870
Stock based compensation	462,812	-
Goodwill impairment	-	94,216
	(160,021)	(274,740)
Change in non-cash working capital items:
Accounts receivable	19,585	(18,587)
Receivables, other	1,194	1,091
Prepaid expenses	-	2,839
Accounts payable and accrued expenses	202,290	312,300
	63,048	22,903

Cash Flows From Investing Activities
Capital expenditures	(657)	(3,454)
Security deposits	(429)	(10,000)
	(1,086)	(13,454)

Cash Flows From Financing Activity
Proceeds from shareholder loans, net	(5,500)	25,000

Effect Of Exchange Rate Changes On Cash	(6,678)	(12,664)

Net Increase In Cash And Cash Equivalents	49,784	21,785

Cash And Cash Equivalents, Beginning Of Year	41,834	20,049

Cash And Cash Equivalents, End Of Year	$91,618	$41,834

Supplementary Cash Flow Information
Taxes paid	$-	$-
Interest paid	-	-

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

APRIL 30, 2004
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		OTHER	DEFERRED		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCK	CONTRIBUTED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	COMPENSATION	SURPLUS	DEFICIT

Balance, April 30, 2002	24,155,955	$24,156	$4,562,718	$(5,632,177)	$(8,737)	$-	$38,200	$(1,015,840)

Common shares issued on
debt conversion	59,900,000	59,900	485,100	-	-	-	-	545,000
Common shares issued for
debt	7,525,486	7,525	48,916	-	-	-	-	56,441
Common shares issued for
intangible asset	2,500,000	2,500	22,500	-	-	-	-	25,000
Warrants issued for
intangible asset	-	-	25,514	-	-	-	-	25,514
Foreign exchange
translation adjustment	-	-	-	-	(12,664)	-	-	(12,664)
Net loss	-	-	-	(423,826)	-	-	-	(423,826)

Balance, April 30, 2003	94,081,441	94,081	5,144,748	(6,056,003)	(21,401)		38,200	(800,375)

Stock –based
compensation	-	-	508,623	-	-	(45,811)	-	462,812
Common shares issued on
debt conversion	28,365,386	28,365	709,135	-	-	-	-	737,500
Common shares issued for
interest payable	3,647,589	3,648	134,162	-	-	-	-	137,810
Foreign exchange
translation adjustment	-	-	-	-	(6,678)	-	-	(6,678)
Net loss	-	-	-	(684,043)	-	-	-	(684,043)

Balance, April 30, 2004	126,094,416	$126,094	$6,496,668	$(6,740,046)	$(28,079)	$(45,811)	$38,200	$(152,974)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

	a)	Business and Basis of Presentation

Worldbid Corporation (the "Company") was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to- business world trade website. The financial statements include the operations of the Company and its wholly-owned subsidiary, Worldbid Canada Corporation, incorporated in British Columbia, Canada. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

The Company has sustained net losses from operations since its inception. At April 30, 2004, the Company has negative working capital of $173,964. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

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

APRIL 30, 2004 AND 2003
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

Intangible assets comprise mailing list, website development costs and domain names. The mailing list is amortized on a straight line basis over a period of two years, the estimated period of benefit considering the revenue stream to be derived from the mailing list.

Website development costs and domain names are being amortized on a straight-line basis over a two year period.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Financial Instruments and Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, and convertible notes. At April 30, 2004 and 2003, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

	i)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109 – "Accounting for Income Taxes" (SFAS 109). This standard requires the use of the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

	j)	Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 – "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 – "Accounting for Stock Based Compensation". Stock based compensation arrangements for non-employees are recorded at fair value as the services are provided and the compensation earned.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

l)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

m)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 – "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income (loss) and its components.

n)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 – "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The standard improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's results of operations, financial position or debt covenants.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Recent Accounting Pronouncements (Continued)

In January 2003, the FASB issued Interpretation No. 46 – "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides guidance for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for the Company on February 1, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact the Company's consolidated financial statements.

2.	EQUIPMENT

	2004	2003

Computer equipment and software	$156,072	$156,072
Office equipment	7,752	7,752
	163,824	163,824
Less: Accumulated depreciation	160,265	(127,562)

	$3,559	$36,262

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	2004	2003

Website	$151,898	$151,898
Mailing list	50,514	50,514
Domain names	23,532	22,875
	225,944	225,287
Accumulated amortization	(213,314)	(184,806)

	$12,630	$40,481

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

4.	SHAREHOLDER LOANS

Shareholder loans are unsecured, payable on demand, and bear interest at an annual rate of 10%.

5.	CONVERTIBLE NOTES

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

During the year ended April 30, 2003, the Company issued 59,900,000 shares of common stock at a value of $545,000 on the conversion of 545 units of convertible notes.

During the year ended April 30, 2004, the Company completed the sale of 250 units of convertible notes for total proceeds of $250,000. Proceeds from the issue of convertible notes included $225,000 in amounts due to related parties and $25,000 in amounts due to creditors converted to notes.

During the year ended April 30, 2004, the Company issued 28,365,386 shares of common stock at a value of $137,810 on the conversion of 737.5 units of 15% convertible notes. Of the shares issued, 8,653,846 were issued to directors of the Company. The Company also issued 3,647,587 shares of common stock for interest due on the convertible notes amounting to $137,810.

As at April 30, 2004, 24 units of 15% convertible notes are outstanding.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

During the year ended April 30, 2004, the Company increased its authorized capital from 100,000,000 shares to 500,000,000 shares of common stock, and created 100,000,000 authorized shares of preferred stock.

7.	STOCK OPTION PLAN

On January 2, 2004, the Company adopted the 2004 Stock Incentive Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 12,500,000 shares of common stock.

During the year ended April 30, 2004, the Company granted stock options to directors, employees and consultants to purchase 10,150,000 shares of common stock of the Company at prices ranging from $0.075 to $0.11 per share. All options vest at grant date except for 1,900,000 which vest rateably over a two year period up to January 2, 2005.

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 – "Accounting for Stock Issued to Employees", and related interpretations. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per common share for the years ended April 30, 2004 and 2003 would have been the pro forma amounts indicated below:

	2004	2003

Net loss, as reported	$(684,043)	$(423,826)

Add: Stock based compensation expense included in net loss, as reported	462,812	-

Deduct: Stock based compensation expense determined under fair value method	(751,135)	-

Net loss, pro-forma	$(972,366)	$(423,826)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Net loss per share (basic and diluted), pro-form	$(0.01)	$(0.01)

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

7.	STOCK OPTION PLAN (Continued)

The fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.0%, expected volatility of 180%, an expected option life of two years, and no expected dividends.

Option activity during 2003 and 2004 was as follows:

			WEIGHTED
			AVERAGE
			REMAINING
	NUMBER		CONTRACTUAL
	OF	EXERCISE	LIFE	OPTIONS
	OPTIONS	PRICE	(YEARS)	EXERCISABLE

Balance, April 30, 2002	870,000	$0.75	7.8	720,000

Forfeited	60,000	0.75	-	-

Balance, April 30, 2003	810,000	0.75	6.8	750,000

Granted	10,150,000	0.08	1.75	9,200,000
Cancelled	(810,000)	0.75	-	(750,000)

Balance, April 30, 2004	10,150,000	$0.08	1.75	9,200,000

8.

SHARE PURCHASE WARRANTS

The Company has issued warrants in conjunction with the issuance of certain offerings of common shares and convertible debt. Each warrant entitles the holder to purchase one common share at a specified price over the term of the warrant.

As at April 30, 2004, the Company has the following outstanding share purchase warrants:

			WEIGHTED
RANGE	NUMBER	WEIGHTED	AVERAGE
OF	OF	AVERAGE	REMAINING
EXERCISE	WARRANTS	EXERCISE	CONTRACTUAL
PRICE	OUTSTANDING	PRICE	LIFE

$0.02-$0.03	2,500,000	$0.02	1.42 years
$0.15	33,406,500	$0.15	0.42 years

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

9.	CONTINGENCIES

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

10.	INCOME TAXES

Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 37% as follows:

	2004	2003

Expected tax expense (recovery)	$(250,000)	$(170,000)
Change in deferred taxes due to changes in corporate tax
rate	113,000	238,000
Goodwill	-	38,000
Non-deductible items	171,000	-
Change in valuation allowance for deferred tax assets	(34,000)	(106,000)

Actual income tax expense (recovery)	$-	$-

At April 30, 2004, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $7,300,000 which will expire in various amounts beginning in 2008 if not utilized. The utilization of $1,200,000 of the operating loss carryforwards may also be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 2003 and 2004, and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)

10.	INCOME TAXES (Continued)

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

	2004	2003

Operating loss carryforwards	$2,345,000	$2,379,000
Losses acquired on acquisition of subsidiary	464,000	464,000
Other	(35,000)	(35,000)

Gross deferred tax asset	2,774,000	2,808,000
Valuation allowance	(2,774,000)	(2,808,000)

Net deferred tax assets	$-	$-

11.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2004	2003
Selling expenses
Salaries and benefits	$42,317	$37,423
Commissions	787	2,222
Marketing	27,988	17,248
Travel	3,928	1,044
	75,020	57,937

General and administrative expenses
Officers' compensation and benefits	202,429	268,486
Salaries and benefits	53,830	33,835
Technical support and operations	50,538	49,607
Stock-based compensation	462,812	-
Telephone and facsimile	6,004	5,127
Professional services	57,795	43,958
Other	11,092	19,565
	844,500	420,578

Total selling, general and administrative expenses	$919,520	$478,515

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Logan B. Anderson, and Chief Financial Officer, Mr. Howard Thomson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended April 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Name of Director	Age	Position

Logan Anderson	50	Chief Executive Officer and Director

Paul Wagorn	35	Chief Operating Officer and Director

Howard Thomson	58	Chief Financial Officer, Treasurer and Director

Logan Anderson is our chief executive officer and one of our directors. Mr. Anderson was appointed as one of our directors and as our president on August 10, 1998. Mr. Anderson resigned as our president on April 18, 2001. Mr. Anderson was appointed as our chief executive officer on July 31, 2001. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been Principal and President of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson was a director and the president of Green Fusion Corporation from 1998 to 2001. Green Fusion was previously engaged in the business of mineral exploration. Mr. Anderson has been a director of Indiaat Corporation since November 11, 1998. Mr. Anderson was president of Indiaat Corporation from November 11, 1998 to November 1, 1999. Indiaat Corporation is currently inactive. Mr. Anderson has been a director and the president and chief executive officer of Greenlite Ventures Inc., a company engaged in the business of mineral exploration, since December 1, 2000. Mr. Anderson is also presently a director and officer of a number of private companies.

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

Howard Thomson is our chief financial officer and treasurer and a director. Mr. Thomson was appointed as one our directors and as our secretary and treasurer on February 12, 1999. Mr. Thomson was appointed as our chief financial officer on February 17, 2000. Mr. Thomson ceased to act as our secretary on November 6, 2000. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson was a director of Skinvisible, Inc. from to April 3, 1998 to August 1, 2000. Skinvisible, Inc. is a company which has developed and is marketing an anti-bacterial skin care product and whose common stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board. Mr. Thomson was a director and the secretary and treasurer of Green Fusion Corporation from May 31, 1998 to June 22, 2001. Mr. Thomson has been a director and the secretary and treasurer of Indiaat Corporation since November 11, 1998. Mr.

Thomson has been a director and secretary and chief financial officer of Greenlite Ventures Inc. since December 21, 2000.

Committees of the Board Of Directors

Our audit committee presently consists of our entire board of directors. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Anderson, a member of our audit committee, qualifies as a "financial expert" within the meaning prescribed by Item 401 of Regulation S-B by virtue of his professional qualification as an associate chartered accountant and his experience. Mr. Anderson also serves as our chief executive officer and is not independent.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Worldbid's executive officers and directors, and persons who beneficially own more than ten percent of Worldbid's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2004 all such filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with the exception that reports were filed late by the following persons:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Logan Anderson Director and Chief Executive Officer and President	2	2	0
Howard Thomson Director and Chief Financial Officer, Treasurer and Secretary	2	2	0
Paul Wagorn Director and Chief Operating Officer	1	1	0

ITEM 10.           EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our "named executive officers"):

(i)	Logan Anderson, our chief executive officer;

(ii)	Howard Thomson, our chief financial officer; and

(iii)	Paul Wagorn, our chief operating officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Logan Anderson (1)	Director and Chief Executive Officer and President	2004 2003 2002	$60,000 $90,000 $130,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	1,000,000 0 0	$0 $0 $0	$0 $0 $0
Howard Thomson (2)	Director and Chief Financial Officer, Treasurer and Secretary	2004 2003 2002	$36,000 $36,000 $80,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	500,000 0 0	$0 $0 $0	$0 $0 $0
Paul Wagorn (3)	Director and Chief Operating Officer	2004 2003 2002	$87,493 $83,565 $67,570	$0 $0 $0	$0 $0 $0	$0 $0 $0	2,500,000 0 0	$0 $0 $0	$0 $0 $0

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

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended April 30, 2004:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Logan Anderson	1,000,000	10%	$0.075	Jan. 8, 2006
Howard Thomson	500,000	0.5%	$0.11	Jan. 2, 2006
Paul Wagorn	2,500,000	24.6%	$0.075	Jan. 8, 2006

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended April 30, 2004:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Shares of Common Stock Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Logan Anderson	NIL	N/A	1,000,000 / 300,000	NIL / NIL
Howard Thomson	NIL	N/A	500,000 / 150,000	NIL / NIL
Paul Wagorn	NIL	N/A	2,500,000 / 130,000	NIL / NIL

Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our named executive officers as of July 21, 2004.

Name and Position	Exercise Price	Number of Options	Date of Grant	Vesting Date	Expiry Date
Logan Anderson Director and Chief Executive Officer and President	$0.075	1,000,000	Jan. 8, 2004	Jan. 8, 2004	Jan. 8, 2006
Howard Thomson Director and Chief Financial Officer, Treasurer and Secretary	$0.11	500,000	Jan. 2, 2004	Jan. 2, 2004	Jan. 2, 2006
Paul Wagorn Director and Chief Operating Officer	$0.075	2,500,000	Jan. 8, 2004	Jan. 8, 2004	Jan. 8, 2006

All options have been granted pursuant to our 2004 stock incentive plan dated January 2, 2004 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants. Options to purchase a total of up to 2,350,000 shares of our common stock may presently be granted under the 2004 stock incentive plan.

COMPENSATION PLANS

2000 Stock Option Plan

On January 17, 2000, our 2000 Stock Option Plan was adopted by our board of directors. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of incentive stock options and non-qualified stock options, and other rights to acquire stock or securities convertible into or redeemable for stock. The maximum number of shares of common stock authorized for issuance under the plan is 1,087,500. As of April 30, 2004 the number of un-optioned shares available for granting under the plan was Nil.

2004 Stock Incentive Plan

On January 2, 2004, we established our 2004 stock incentive plan (the "2004 Stock Incentive Plan"). Under the 2004 Stock Incentive Plan, we may grant common stock to our directors, officers, employees and consultants for up to 12,500,000 shares. The maximum term of the 2004 Stock Incentive Plan is ten years. Our board of directors will determine the terms and matters of any awards under the 2004 Stock Incentive Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of the grant. As of April 30, 2004 the number of unoptioned shares available for granting of options under the plan was 2,350,000.

Compensation of Directors

Each of our directors is paid as a consultant to Worldbid. See "Executive Compensation – Employment Agreements". In addition, our 2004 Stock Incentive Plan and our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See "Executive

Compensation – Outstanding Stock Options" for information about current outstanding stock options granted to our directors.

Employment Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Anderson. This consultant agreement was amended effective November 1, 2002 and August 29, 2003 to reduce the consultant fee that we pay to Mr. Anderson from $12,500 per month to $7,500 per month and to extend the term of the agreement. The term of the amended consultant agreement expires April 30, 2005, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our chief financial officer are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Thomson. This consultant agreement was amended effective November 1, 2002 and August 29, 2003 to reduce the consultant fee that we pay to Mr. Thomson from $7,500 per month to $3,000 per month and to extend the term of the agreement. The term of the consultant agreement expires April 30, 2005, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer are provided pursuant to a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The original term of Mr. Wagorn's consultant contract expired February 28, 2003. We have verbally agreed with Mr. Wagorn to extend his contract until April 30, 2005 on the same terms and conditions.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 21, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers; (iii) each of our named executive officers, and (iv) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Common Stock (1)
OFFICERS AND DIRECTORS
Common Stock	Logan Anderson Director and Chief Executive Officer and President 15 Hill Cresent Pembroke, Bermuda	60,998,575(2) Direct and Indirect	40.09%
Common Stock	Howard Thomson Director and Chief Financial Officer, Treasurer and Secretary 4734 South Golf Course Drive Blaine, Washington	16,775,743(3) Direct and Indirect	11.03%
Common Stock	Paul Wagorn Director and Chief Operating Officer #2 – 2251 Belmont Avenue Victoria, British Columbia, Canada	2,500,000(4) Indirect	1.64%
Common Stock	All Officers and Directors as a Group (3 persons)	80,274,318(5)	52.76%

5% SHAREHOLDERS

 No person is known to us to beneficially own more than 5% of the outstanding shares of our common stock, other than Logan Anderson, our chief executive officer, and Howard Thomson, our chief financial officer, as disclosed above.

(1)
Based on 126,014,016 shares of our common stock issued and outstanding as of July 21, 2004. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 21, 2004.

(2)
Includes 48,658,575 shares held by Logan Anderson, 1,000,000 shares that are immediately acquirable upon the exercise of stock options by Logan Anderson within 60 days of July 21, 2004, 11,340,000 shares that are immediately acquirable upon the exercise of Series X share purchase warrants by Logan Anderson within 60 days of July 21, 2004.

(3)
Includes 13,895,743 shares held by Howard Thomson, 500,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of July 21, 2004, 2,380,000 that are immediately acquirable upon the exercise of Series X share purchase warrants by Thomson within 60 days of July 21, 2004.

(4)	Consists of 2,500,000 shares that are immediately acquirable upon the exercise of stock options by Wagorn within 60 days of July 21, 2004.

(5)
Consists of 62,554,318 shares that are held by Howard Thomson and Logan Anderson, 4,000,000 that are immediately acquirable upon the exercise of stock options by Howard Thomson, Paul Wagorn Logan Anderson, 13,720,000 shares that are immediately acquirable upon the exercise of Series X purchase warrants by Logan Anderson and Howard Thomson.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

We currently have two equity compensation plans under which shares of our common stock have been authorized for issuance to our officers, directors, employees and eligible consultants. These equity compensation plans include our 2000 Stock Option Plan and our 2004 Stock Incentive Plan. We filed a registration statement on Form S-8 under the Securities Act, to register the 12,500,000 shares of our common stock granted under the 2004 Stock Incentive Plan on April 27, 2004. Our 2000 Stock Option Plan and 2004 Stock Incentive Plans have not been approved by our stockholders.

The following summary information is presented for our 2000 Stock Option Plan and 2004 Stock Incentive Plan on an aggregate basis as of April 30, 2004. For a more detailed discussion, please refer to Note 7 to our financial statements attached to this annual report.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	10,150,000 Shares of Common Stock	$0.08 per Share of Common Stock	2,350,000 Shares

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

Employment and Consulting Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, were formerly provided pursuant to an employment agreement dated August 31, 1999 between Mr. Anderson and us. The term of this employment agreement with Mr. Anderson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. This employment agreement was superceded by a consultant agreement dated September 1, 2001 between us and Mr. Anderson whereby the amount we pay Mr. Anderson for his services was increased from $7,500 per month to $12,500 per month. This consultant agreement was amended effective November 1, 2002 to reduce the consultant fee from $12,500 per month to $7,500 per month and was further amended effective August 29, 2003 to extend the term of the agreement to expire April 30, 2005, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Anderson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our secretary were formerly provided pursuant to a written employment agreement dated August 31, 1999 between Mr. Thomson and us. The term of our agreement with Mr. Thomson was extended by agreement on April 15, 2001 for an additional term expiring August 31, 2001. This employment agreement was superceded by a consultant agreement dated September 1, 2001 between us and Mr. Thomson whereby the amount we pay Mr. Thomson for his services was increased from $5,000 per month to $7,500 per month. This consultant agreement was amended effective November 1, 2002 to reduce the consultant fee from $7,500 per month to $3,000 per month and was further amended effective August 29, 2003 to extend the term of the agreement to expire April 30, 2005, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The consultant agreement may only be renewed for additional terms upon written agreement between Mr. Thomson and us. Any agreement for an extension of the term would include agreement upon the consultant fee for the subsequent term. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer were formerly provided pursuant to a written employment agreement dated February 1, 2001 between ourselves, our subsidiary, Worldbid Canada Corporation, and Mr. Wagorn whereby Mr. Wagorn was paid a salary of $9,500 CDN per month. This arrangement has been superceded by a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The original term of Mr. Wagorn's consultant contract expired February 28, 2003. We have agreed with Mr. Wagorn to extend his contract until April 30, 2005 on the same terms and conditions.

Stock Options

We have granted incentive stock options to our officers and directors. See "Executive Compensation – Outstanding Stock Options" above.

Purchases of Our Equity Securities

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

On September 30, 2003, we issued an aggregate of 2,964,315 shares of our common stock to the holders of our 15% guaranteed convertible notes. All shares were issued as payment of accrued interest, in the aggregate amount of $111,161.80, on the convertible notes at the rate of 15% per annum from the date of issuance of the convertible notes to each holder, respectively, to September 30, 2003. The shares were issued on the basis of a price of $0.0375 per share, being 75% of the market price of Worldbid's common stock for the ten trading days prior to September 30, 2003, in accordance with the terms of the convertible notes. Other than shares issued to our directors and officers, the shares were issued in reliance of Regulation S of the Securities Act. Of the shares issued, 677,885 were issued to Mr. Logan Anderson, our chief executive officer, and 203,441 were issued to Mr. Howard Thomson, our chief financial officer. Shares issued to Mr. Anderson and Mr. Thomson were issued pursuant to Section 4(2) of the 1933 Act.

On October 31, 2003, we completed the sale of 250 15% guaranteed convertible note and Series X Share Purchase Warrants units in consideration for conversion of outstanding indebtedness on the amount of $250,000. In aggregate, a total of 5,000,000 Series X Share Purchase Warrants were issued to the investors. Of the units issued, 195 units were issued to Mr. Logan Anderson, our chief executive officer, and 30 were issued to Mr. Howard Thomson, our chief financial officer. The balance of the units were offered and sold to three individual investors pursuant to Regulation S of the Securities Act of 1933.

During our fiscal year ended April 30, 2003, we issued 15% guaranteed convertible notes in the principal amount of $216,000 and 4,320,000 Series X Share Purchase Warrants to Mr. Logan Anderson, our chief financial officer, as payment to Mr. Anderson of accrued but unpaid consultant fees and related expenses in the amount of $216,000. We issued additional 15% guaranteed convertible notes in the principal amount of $81,000 and 1,620,000 Series X Share Purchase Warrants to Mr. Anderson as re-payment to Mr. Anderson of shareholders loans advanced by Mr. Anderson to us in the amount of $81,000. We issued 15% guaranteed convertible notes in the principal amount of $119,000 and 2,380,000 Series X Share Purchase Warrants to Mr. Howard Thomson, our chief financial officer, as payment to Mr. Thomson of accrued but unpaid consultant fees.

Loans from Insiders

Logan Anderson, our chief executive officer, advanced a total of $255,600 to us during our fiscal year ended April 30, 2001. Mr. Anderson advanced an additional amount of $30,000 to us during our fiscal year ended April 30, 2002. Funds were advanced on a demand loan basis and we agreed to pay interest at the rate of 10% per annum. Of the amount advanced in our fiscal year ended April 30, 2001, a total of $100,000 was satisfied by the issue to Mr. Anderson of 500,000 shares of our common stock and 250,000 share purchase warrants on April 17, 2001. Various amounts were repaid to Mr. Anderson during 2001 and 2002. During the year ended April 30, 2004, Mr. Anderson converted indebtedness outstanding in the amount of $195,000 into 15% guaranteed convertible notes in the principal amount of $195,000 and 3,900,000 Series X Share Purchase Warrants, as disclosed above.

During our fiscal year ended April 30, 2004, we repaid $20,000 of amounts owed to Mr. Anderson in respect of shareholders loans advanced to us to date. Mr. Anderson advanced to us an additional $14,500 by way of shareholder loan during fiscal 2004. As at April 30, 2004, $21,680 of shareholders loans advanced to us by Mr. Anderson were outstanding. The loans are unsecured, bear interest at the rate of 10% per annum and are payable on demand.

Settlement of Amounts Owed to KPMG

Our accounts payable and accrued liabilities for the fiscal year ended April 30, 2003 included an amount of $127,105 in respect of amounts payable by us to KPMG, our former auditor, in connection with services previously provided by KPMG. We had contested the amount of owing to KPMG and had attempted to negotiate a fee reduction with KPMG. We were unable to negotiate a satisfactory payment arrangement and KPMG commenced an action against us in the British Columbia Supreme Court in respect of unpaid fees and accrued interest. Mr. Logan Anderson, our chief executive officer, negotiated a settlement with KPMG whereby he acquired the debt owed by us to KPMG. We have entered into a settlement agreement with Mr. Anderson as the owner of the debt whereby we issued our 15% guaranteed convertible notes in the principal amount of $135,000, being the principal plus accrued interest, to Mr. Anderson, together with an aggregate of 2,700,000 Series X Share Purchase Warrants.

ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are either provided with this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Articles of Incorporation (1)

3.3	By-Laws of the Company (1)

3.4	Certificate of Amendment of Articles of Incorporation (2)

3.5	Certificate of Amendment of Articles of Incorporation (7)

4.1	Specimen Stock Certificate (1)

4.2	Form of 15% Guaranteed Convertible Notes (3)

4.3	Form of Series X Share Purchase Warrant (3)

4.4	2000 Stock Option Plan (2)

4.5	2004 Stock Option Plan (9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson (4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson (4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit	Description of Exhibit
Number

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson (6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson (6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consent of Morgan & Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.

(b) Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2004. We have not filed any Current Reports on Form 8-K since April 30, 2004.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2004 and April 30, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2004	Year Ended April 30, 2003
Audit Related Fees	$6,030	$9,984
Tax Fees	--	--
All Other Fees	$6,050	$6,935
Total	$12,080	$16,919

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

By:	/s/ Logan Anderson
Logan Anderson,
President and Chief Executive Officer
Director
Date: July 29, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan Anderson
Logan Anderson,
President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: July 29, 2004

By:	/s/ Howard Thomson
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: July 29, 2004

By:	/s/ Paul Wagorn
Paul Wagorn
Chief Operating Officer
Director
Date: July 29, 2004