Form 10QSB
period 2004-07-31
WORLDBID CORP
filed 2004-09-14
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

Commission File Number 000-26729

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 126,014,016 shares of common stock, $0.001 par value per share, outstanding as of September 2, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2004	2004

ASSETS

Current
Cash and cash equivalents	$93,652	$91,618
Trade accounts receivable	1,123	1,302
Receivables, other	5,407	5,513
	100,182	98,433
Security Deposits	29,093	28,801
Equipment, net	1,920	3,559
Intangible Assets, net	6,316	12,630

	$137,511	$143,423

LIABILITIES

Current
Accounts payable and accrued liabilities	$249,181	$250,717
Shareholder loans	21,680	21,680
Convertible notes, current portion (Note 3)	24,000	24,000
	294,861	296,397

STOCKHOLDERS' DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value $0.001
1,000,000 preference shares, par value $0.0001
Issued:
126,094,416 common shares	126,094	126,094

Additional Paid-In Capital	6,496,668	6,496,668
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	(28,631)	(45,811)
Deficit	(6,759,160)	(6,740,046)
Accumulated Other Comprehensive Income	(30,521)	(28,079)
	(157,350)	(152,974)

	$137,511	$143,423

Liquidity And Future Operations (Note 2)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2004	2003

Revenue	$111,778	$111,971

Expenses
Selling, general and administrative expenses (Note 4)	114,984	105,100
Interest expense	5,942	57,476
Depreciation and amortization	9,976	15,350
	130,902	177,926

Net Loss For The Period	(19,114)	(65,955)

Foreign Currency Translation Adjustment	(2,442)	(3,628)

Comprehensive Loss	$(21,556)	$(69,583)

Net Loss Per Share – Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	126,094,416	94,081,441

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2004	2003

Cash Flows From Operating Activities
Net loss for the period	$(19,114)	$(65,955)
Items not involving cash:
Depreciation and amortization	9,976	15,350
Stock based compensation	17,180	-
	8,042	(50,605)
Change in non-cash working capital items:
Trade accounts receivable	179	17,112
Receivables, other	106	116
Accounts payable and accrued expenses	(1,536)	61,873
	6,791	28,496

Cash Flows From Investing Activity
Equipment purchases	(2,023)	(423)

Cash Flows From Financing Activity
Security deposit	(292)	(187)

Effect Of Exchange Rate Changes On Cash	(2,442)	(3,628)

Net Increase (Decrease) In Cash And Cash Equivalents	2,034	24,258

Cash And Cash Equivalents, Beginning Of Period	91,618	41,834

Cash And Cash Equivalents, End Of Period	$93,652	$66,092

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
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

The unaudited consolidated financial statements of the Company at July 31, 2004, and for the three month period then ended, include the accounts of the Company and its wholly- owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission ("SEC"). Accounting policies used in fiscal 2004 are consistent with those used in fiscal 2003. The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2004 and the notes thereto included in the Company's Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At July 31, 2004, the Company has negative working capital of $194,679. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
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

As at July 31, 2004, 24 units of 15% convertible notes are outstanding.

4.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2004	2003

Selling expenses
Salaries and benefits	$10,849	$10,623
Commissions	-	417
Marketing expense	6,460	5,693
Travel	287	237
	17,596	16,970

General and administrative expenses
Salaries and benefits	55,566	66,066
Technical support and operations	13,578	11,347
Telephone and facsimile	2,434	1,488
Professional services	5,657	6,052
Stock based compensation	17,180	-
Other	2,973	3,177
	97,388	88,130

Total selling, general and administrative expenses	$114,984	$105,100

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.	STOCK BASED COMPENSATION

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 – "Accounting for Stock Issued to Employees", and related interpretations.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.0%, expected volatility of 180%, an expected option life of two years, and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employees stock options, the net loss would have increased by $Nil for the three month period ended July 31, 2004. During the three month period ended July 31, 2004, the Company recognized stock based compensation for non-employees in the amount of $17,180.

	2004	2003

Net loss, as reported	$(19,114)	$(65,955)

Add: Stock based compensation expense included in net
loss, as reported	17,180	-

Deduct: Stock based compensation expense determined
under fair value method	(17,180)	-

Net loss, pro-forma	$(19,114)	$(65,955)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

Item 2.               Management's Discussion and Analysis or Plan of Operations

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "Worldbid" and "our company" mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-KSB for the year ended April 30, 2004. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

OVERVIEW

We own and operate an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. We were founded on the basis of a simple premise: small, mid-sized and even large companies face numerous linguistic, cultural and logistical barriers when trying to find new buyers nationally and internationally or when trying to develop new sources of products or materials nationally and internationally. We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally.

We currently earn revenue from the following sources:

1.	sales of membership subscriptions to businesses using our Worldbid web site;

2.	up-front fees for partnership arrangements where we are paid for our web site development services;

3.	sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web site to businesses; and

4.	revenue sharing arrangements for web sites that are operated pursuant to partnership or strategic alliance arrangements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED JULY 31, 2003

First Quarter Summary

	Three Months Ended July 31
			Percentage
	2004	2003	Increase / (Decrease)
Revenue	$111,778	$111,971	(0.2)%
Expenses	$130,902	$177,926	(26.4)%
Net Income (Loss)	$(21,556)	$(69,583)	(69)%

Revenues

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

Operating Expenses

	Three Months Ended July 31
			Percentage
	2004	2003	Increase / (Decrease)
Selling, General and	$114,984	$105,100	9.4%
Administrative Expenses
Interest Expense	$5,942	$57,476	(89.7)%
Depreciation and Amortization	$9,976	$15,350	(35)%
Total Operating Expenses	$130,902	$177,926	(26.4)%

The decrease in our operating expenses was attributable to a decrease in our interest expense and depreciation and amortization expenses during our first quarter.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased to $114,984 for the three months ended July 31, 2004, compared to $105,100 for the three months ended July 31, 2003, representing an increase of $9,884 or 9.4% . The increase is primarily due to the inclusion of $17,180 of stock-based compensation expenses in operating expenses. Exclusive of stock-based compensation, our selling, general and administrative expenses decreased to $97,804 for the three months ended July 31, 2004. This decrease exclusive of stock-based compensation reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

During the three months ended July 31, 2004, we incurred minimal selling expenses in the amount of $17,596, compared to $16,970 for the three months ended July 31, 2003, representing an increase of $626 or 3.7% . Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we have not had sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if our revenues increase sufficiently to provide us with the cash flow necessary to increase selling expenses or if we are able to achieve additional financing that would enable us to increase our selling and marketing expenditures. We plan to increase selling expenses in order to implement marketing programs to promote Worldbid and our subscription fee based services and to develop and promote our regional and vertical partner sites.

Interest Expense

Our interest expense decreased to $5,942 for the three months ended July 31, 2004, compared to $57,476 for the three months ended July 31, 2003, representing a decrease of $51,534 or 89.7% . Our interest expense is primarily attributable to interest payable on our outstanding convertible notes. The decrease in interest expense during our first quarter was attributable to conversion of our outstanding convertible notes into shares of our common stock during our first quarter. See "15% Guaranteed Convertible Notes" below.

Net Loss

We recorded a net loss of $19,114 for the three months ended July 31, 2004, compared to a net loss of $65,955 for the three months ended July 31, 2003. Our decreased losses are attributable to the decrease in interest expenses during our first quarter, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2004	At April 30, 2004	Increase / (Decrease)
Current Assets	$100,182	$98,433	1.8%
Current Liabilities	$294,861	$296,397	(0.5)%
Working Capital (Deficit)	$(194,679)	$(197,964)	(1.5)%

We had cash of $93,652 at July 31, 2004 as compared to cash of $91,618 at April 30, 2004.

Cash Flows
	Three Months Ended July 31
	2004	2003
Cash Flows from (used in) Operating Activities	$8,042	$(50,605)
Cash Flows from (used in) Investing Activities	$(2,023)	$(423)
Cash Flows from (used in) Financing Activities	$(292)	$(187)
Net Increase (decrease) in Cash During Period	$2,034	$24,258

We were able to achieve a substantial reduction to our working capital deficit during fiscal 2004 by the issuance of an additional $250,000 of our 15% guaranteed convertible notes and Series X Share

Purchase Warrants to our certain of our creditors on October 31, 2003. Liabilities settled by issuances of convertible notes included a liability in the amount of $135,000 attributable to the amount owed to our former independent auditor, including accrued interest. This liability was acquired by Logan Anderson, our president, from our former independent auditor by way of an assignment and was settled by us through the issue of $135,000 of our 15% guaranteed convertible notes and 2,700,000 Series X Share Purchase Warrants. These convertible notes have subsequently been converted into shares of our common stock during fiscal 2004.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the three months ended July 31, 2004. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of July 31, 2004. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

We completed sales of $250,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the year ended April 30, 2004. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $250,000. We have now issued an aggregate of 1,306.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,306,500. Of these convertible notes, a total representing aggregate indebtedness of $1,282,500 have been converted into 25,650,000 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of July 31, 2004 was $24,000. In addition, we have issued an aggregate of 14,776,500 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 872,727 shares of our common stock, based on our trading price of our common stock of $0.055 per share as of July 22, 2004.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

Stock Based Compensation

We account for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 – "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 148 –"Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

ITEM 3.               CONTROLS AND PROCEDURES

(A)        Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)        Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.               Defaults upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Articles of Incorporation (1)

3.3	By-Laws of the Company (1)

3.4	Certificate of Amendment of Articles of Incorporation (2)

3.5	Certificate of Amendment of Articles of Incorporation (7)

4.1	Specimen Stock Certificate (1)

4.2	Form of 15% Guaranteed Convertible Notes (3)

4.3	Form of Series X Share Purchase Warrant (3)

4.4	2000 Stock Option Plan (2)

4.5	2004 Stock Option Plan (9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson (4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson (4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson (6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson (6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson (10)

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson (10)

14.1	Code of Ethics (10)

21.1	List of Subsidiaries (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:
(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2004