Form 10QSB
period 2004-10-31
WORLDBID CORP
filed 2004-12-15
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,014,016 shares of common stock, $0.001 par value per share, outstanding as of December 13, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	APRIL 30
	2004	2004

ASSETS

Current
Cash and cash equivalents	$82,235	$91,618
Trade accounts receivable	1,372	1,302
Receivables, other	4,685	5,513
	88,292	98,433
Security Deposits	29,932	28,801
Equipment, net	1,819	3,559
Intangible Assets, net	-	12,630

	$120,043	$143,423

LIABILITIES

Current
Accounts payable and accrued liabilities	$257,147	$250,717
Shareholder loans	23,681	21,680
Convertible notes, current portion (Note 3)	24,000	24,000
	304,828	296,397

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preference shares, par value $0.001
Issued:
126,194,694 common shares (April 30, 2004 –
126,094,416)	126,194	126,094

Additional Paid-In Capital	6,500,177	6,496,668
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	(11,451)	(45,811)
Deficit	(6,798,618)	(6,740,046)
Accumulated Other Comprehensive Income	(39,287)	(28,079)
	(184,785)	(152,974)

	$120,043	$143,423

Liquidity And Future Operations (Note 1)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31		OCTOBER 31
	2004	2003	2004	2003

Revenue	$87,871	$93,237	$199,649	$205,208

Expenses
Selling, general and
administrative
expenses (Note 4)	116,408	104,649	231,382	209,749
Interest expense	4,504	30,083	10,446	87,559
Depreciation and
amortization	6,417	15,425	16,393	30,775
	127,329	150,157	258,221	328,083

Net Loss For The
Period	(39,458)	(56,920)	(58,572)	(122,875)

Foreign Currency
Translation Adjustment	(8,766)	(2,725)	(11,208)	(6,353)

Comprehensive Loss	$(48,224)	$(59,645)	$(69,780)	$(129,228)

Net Loss Per Share –
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number
Of Common Shares Outstanding	126,161,261	95,069,546	126,177,981	94,575,493

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	OCTOBER 31
	2004	2003

Cash Flows From Operating Activities
Loss for the period	$(58,572)	$(122,875)
Items not involving cash:
Depreciation and amortization	16,393	30,775
Stock based compensation	34,360	-
	(7,819)	(92,100)
Change in non-cash working capital items:
Trade accounts receivable	(70)	19,265
Receivables, other	828	384
Accounts payable and accrued expenses	10,039	108,542
	2,978	36,091

Cash Flows From Investing Activity
Equipment purchases	(2,023)	(498)

Cash Flows From Financing Activities
Security deposits	(1,131)	(749)
Shareholder loans (repayment)	2,001	(11,212)
	870	(11,961)

Effect Of Exchange Rate Changes On Cash	(11,208)	(6,278)

Net Increase In Cash And Cash Equivalents	(9,383)	17,354

Cash And Cash Equivalents, Beginning Of Period	91,618	41,834

Cash And Cash Equivalents, End Of Period	$82,235	$59,188

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
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

The unaudited consolidated financial statements of the Company at October 31, 2004, and for the six month period then ended, include the accounts of the Company and its wholly-owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the six months ended October 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2004 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At October 31, 2004, the Company has negative working capital of $216,536. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
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

The notes fall due on September 30, 2004, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt. On September 30th, 2004, the term of the outstanding notes was extended to December 31, 2004.

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

On September 30, 2004, the Company issued 100,278 common shares for interest payable of $3,609 on the convertible notes.

As at October 31, 2004, 24 units of 15% convertible notes are outstanding.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

4.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2004	2003

Selling expenses
Salaries and benefits	$21,924	$20,168
Commissions	-	787
Marketing expense	12,232	11,828
Travel	2,551	299
	36,707	33,082

General and administrative expenses
Salaries and benefits	109,483	132,980
Technical support and operations	26,986	23,137
Telephone and facsimile	4,575	2,533
Professional services	13,476	14,651
Stock based compensation	34,360	-
Other	5,795	3,366
	194,675	176,667

Total selling, general and administrative expenses	$231,382	$209,749

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Worldbid” and “our company” mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2005. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Recent Developments

Our inability to achieve substantial financing since the beginning of our prior fiscal year ended April 30, 2004 has forced us to reduce our business operations and to forgo our marketing and advertising plans. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as Worldbid have contributed to our inability to raise additional capital. We have undertaken the following measures to reduce our operating costs to achieve substantial financing:

1.	We have maintained our staffing levels to six full-time contract and five part-time personnel.

2.	We have generally attempted to lower all our operating costs.

3.	We have cancelled partnership agreements that did not provide sufficient income to cover costs.

4.	We have limited new partnership arrangements to those that provide an immediate revenue stream.

We continued to reduce operating costs while maintaining revenues during our fiscal year ended April 30, 2004. However, we continue to have a working capital deficit and we require additional financing to continue our operations.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2004	2003	(Decrease)	2004	2003	(Decrease)
Revenue	$87,871	$93,237	(5.8)%	$199,649	$205,208	(2.7)%
Expenses	$127,329	$150,157	(15.2)%	$258,221	$328,083	(21.3)%
Net Loss	$(39,458)	$(56,920)	(30.7)%	$(58,572)	$(122,875)	(52.3)%

Revenues

The minimal decrease in revenues during the six months ended October 31, 2004 resulted from our decision to reduce our business operations. Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See “Overview” above. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements may increase during our current fiscal year; however, we believe that these revenues will constitute less than 20% of our revenues notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during our fiscal year ended April 30, 2004.

Our revenues derived from partnership arrangements increased marginally in 2004 to $17,000 compared to $14,000 in 2003 and may increase further in 2005 due to our increased efforts to pursue partnerships in Asia.

Operating Expenses

The overall decrease to our operating expenses during the six months ended October 31, 2004 compared to the same period ended October 31, 2003 is primarily attributable to a decrease in our interest expense. The major components of our operating expenses are outlined in the table below:

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Selling, General and	$116,408	$104,649	11.2%	$231,382	$209,749	10.3%
Administrative Expenses

Interest Expense	$4,504	$30,083	(85)%	$10,446	$87,559	(88.1)%

Depreciation and	$6,417	$15,425	(58.4)%	$16,393	$30,775	(46.7)%
Amortization

Total Operating Expenses	$127,329	$150,157	(15.2)%	$258,221	$328,083	(178.7)%

Selling, General and Administrative Expenses

The increase in our selling, general and administrative expenses is primarily due to the inclusion of $34,360 of stock-based compensation expenses in operating expenses. Exclusive of stock-based compensation, our selling, general and administrative expenses decreased to $197,022 for the six months ended October 31, 2004. This decrease exclusive of stock-based compensation reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

During the six months ended October 31, 2004, we incurred selling expenses in the amount of $36,707, compared to $33,082 for the six months ended October 31, 2003, representing an increase of $3,625 or 10.96% . Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we have not had sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if our revenues increase sufficiently to provide us with the cash flow necessary to increase selling expenses or if we are able to achieve additional financing that would enable us to increase our selling and marketing expenditures. We plan to increase selling expenses in order to implement marketing programs to promote Worldbid and our subscription fee based services and to develop and promote our regional and vertical partner sites.

Interest Expense

The decrease in interest expense during our second quarter was attributable to conversion of our outstanding convertible notes into shares of our common stock during our second quarter. Our interest expense is primarily attributable to interest payable on our outstanding convertible notes. On September 30, 2004, we issued 100,278 common shares for interest payable of $3,609 on our outstanding convertible notes. See “15% Guaranteed Convertible Notes” below.

Net Loss

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Net Loss	$(39,458)	$(56,920)	(30.7)%	$(58,572)	$(122,875)	(52.3)%

Our decreased losses are attributable to the decrease in interest expenses during our second quarter, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2004	At April 30, 2004	Increase / (Decrease)
Current Assets	$88,292	$98,433	(10.3)%
Current Liabilities	$304,828	$296,397	2.8%
Working Capital (Deficit)	$(184,785)	$(152,974)	(20.7)%

We had cash of $82,235 at October 31, 2004 as compared to cash of $91,618 at April 30, 2004.

Cash Flows
	Six Months Ended October 31
	2004	2003
Cash Flows from (used in) Operating Activities	$2,978	$36,091
Cash Flows from (used in) Investing Activities	$(2,023)	$(498)
Cash Flows from (used in) Financing Activities	$870	$(11,961)
Net Increase (decrease) in Cash During Period	$(9,383)	$17,354

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

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the six months ended October 31, 2004. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $23,681 as of October 31, 2004. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

We are presently pursuing additional financing and we anticipate that any additional financing would be through sales of secured convertible notes and share purchase warrants, as discussed below, sales of our common stock or through loans from our shareholders. However, we do not have any commitments in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. As we have been unable to raise financing to maintain our prior level of operations, we have scaled back our business operations. See “Overview” above.

15% Guaranteed Convertible Notes

In 2002, our board of directors approved an offering of 15% guaranteed convertible notes (the “Notes”) and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units (each a “Unit”). Each Unit consists of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering was made pursuant to Regulation S of the Securities Act of 1933. The Notes were due on September 30, 2004 and bear interest at 15% per annum payable annually. On September 30, 2004, the term of the outstanding Notes was extended to December 31, 2004. The Notes are guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee is secured by a general security agreement charging present and future acquired assets of the Subsidiary. The Notes are convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant will entitle the holder to purchase one common share of Worldbid’s common stock on the following basis:

1.	$0.05 per share if exercised prior to September 30, 2002;

2.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

3.	$0.15 per share if exercised after September 30, 2003 and prior to December 31, 2004.

We have now issued an aggregate of 1,306.5 of our Notes representing aggregate indebtedness under the Notes of $1,306,500. Of these Notes, a total representing aggregate indebtedness of $1,282,500 has been converted into 25,650,000 shares of our common stock to date. Accordingly, as of October 31, 2004 we had 24 Units of our Notes in the principal amount of $24,000 outstanding. Our interest expense is primarily attributable to interest payable on our outstanding convertible notes. In addition, we have issued an aggregate of 14,776,500 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining Notes are currently convertible into approximately 1,021,276 shares of our common stock, based on our trading price of our common stock of $0.047 per share as of December 13, 2004.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using our website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

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

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 30, 2004. We are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment of Articles of Incorporation(1)

3.3	By-Laws of the Company(1)

3.4	Certificate of Amendment of Articles of Incorporation(2)

3.5	Certificate of Amendment of Articles of Incorporation(7)

4.1	Specimen Stock Certificate(1)

4.2	Form of 15% Guaranteed Convertible Notes(3)

4.3	Form of Series X Share Purchase Warrant(3)

4.4	2000 Stock Option Plan(2)

4.5	2004 Stock Option Plan(9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson(10)

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson(10)

14.1	Code of Ethics(10)

21.1	List of Subsidiaries(10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:
(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on July 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

WORLDBID CORPORATION

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2004