Form 10QSB
period 2005-01-31
WORLDBID CORP
filed 2005-03-17
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______to_______

Commission File Number 000-26729

WORLDBID CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(360) 201-0400

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,014,016 shares of common stock, $0.001 par value per share, outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2005	2004

ASSETS
Current
Cash and cash equivalents	$67,317	$91,618
Trade accounts receivable	2,923	1,302
Receivables, other	1,131	5,513
	71,371	98,433
Security Deposits	29,761	28,801
Equipment, net	1,718	3,559
Intangible Assets, net	-	12,630

	$102,850	$143,423

LIABILITIES
Current
Accounts payable and accrued liabilities	$271,336	$250,717
Shareholder loans	21,680	21,680
Convertible notes, current portion (Note 3)	-	24,000
Advances payable (Note 3)	24,000	-
	317,016	296,397

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
500,000,000 common shares, par value $0.001
1,000,000 preference shares, par value $0.001
Issued:
126,194,694 common shares (April 30, 2004 –
126,094,416)	126,194	126,094

Additional Paid-In Capital	6,500,178	6,496,668
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	-	(45,811)
Deficit	(6,839,742)	(6,740,046)
Accumulated Other Comprehensive Income	(38,996)	(28,079)
	(214,166)	(152,974)

	$102,850	$143,423

Liquidity And Future Operations (Note 1)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31		JANUARY 31
	2005	2004	2005	2004

Revenue	$72,020	$101,888	$271,669	$307,096

Expenses
Selling, general and
administrative
expenses (Note 4)	108,046	562,789	339,428	772,538
Interest expense	4,997	23,362	15,443	110,921
Depreciation and
amortization	101	15,350	16,494	46,125
	113,144	601,501	371,365	929,584

Net Income (Loss) For
The Period	(41,124)	(499,613)	(99,696)	(622,488)

Foreign Currency
Translation
Adjustment	291	(799)	(10,917)	(7,077)

Comprehensive
Income (Loss)	$(40,833)	$(500,412)	$(110,613)	$(629,565)

Net Loss Per Share –
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	126,194,694	114,921,854	126,183,552	101,322,661

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	JANUARY 31
	2005	2004

Cash Flows From Operating Activities
Net income (loss) for the period	$(99,696)	$(622,488)
Items not involving cash:
Depreciation and amortization	16,494	46,125
Stock based compensation	45,811	445,632
	(37,391)	(130,731)
Change in non-cash working capital items:
Trade accounts receivable	(1,621)	18,351
Receivables, other	4,382	3,959
Accounts payable and accrued expenses	24,229	150,470
	(10,401)	42,049

Cash Flows From Investing Activity
Equipment purchases	(2,023)	(425)

Cash Flows From Financing Activities
Security deposits	(960)	(729)
Shareholder loans (repayment)	-	(20,000)
	(960)	(20,729)

Effect Of Exchange Rate Changes On Cash	(10,917)	(7,077)

Net (Decrease) Increase In Cash And Cash Equivalents	(24,301)	13,818

Cash And Cash Equivalents, Beginning Of Period	91,618	41,834

Cash And Cash Equivalents, End Of Period	$67,317	$55,652

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005
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

The unaudited consolidated financial statements of the Company at January 31, 2005, and for the nine month period then ended, include the accounts of the Company and its wholly- owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the nine months ended January 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2005. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2004 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At January 31, 2005, the Company has negative working capital of $245,645. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	CONVERTIBLE NOTES

On September 14, 2001, the Company approved an offering of up to 1,500 units at a price of $1,000 per unit. Each unit consists of one 15% guaranteed convertible note in the principal amount of $1,000 and twenty thousand (20,000) share purchase warrants.

Each warrant entitles the holder to purchase one additional share at a price of $0.15 per share up to December 31, 2004.

The notes fall due on December 31, 2004, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt. On December 31, 2004, the remaining notes matured and are now designated as advances payable. Interest terms on the advances payable remain at 15% per annum, payable annually.

4.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	NINE MONTHS ENDED
	JANUARY 31
	2005	2004

Selling expenses
Salaries and benefits	$31,022	$30,262
Commissions	-	787
Marketing expense	13,753	20,287
Travel	831	564
	45,606	51,900

General and administrative expenses
Salaries and benefits	167,414	199,596
Technical support and operations	45,940	38,323
Telephone and facsimile	6,161	4,312
Professional services	17,184	25,626
Stock based compensation	45,811	445,632
Other	11,312	7,149
	293,822	720,638

Total selling, general and administrative expenses	$339,428	$772,538

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$72,020	$101,888	(29.3)%	$271,669	$307,096	(11.5)%
Expenses	$113,144	$601,501	(81.2)%	$371,365	$929,584	(60.1)%
Net Loss	$(41,124)	$(499,613)	(91.8)%	$(99,696)	$(622,488)	(84.0)%

Revenues

The minimal decrease in revenues during the nine months ended January 31, 2005 resulted from our decision to reduce our business operations. Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See “Overview” above. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements may increase during our current fiscal year; however, we believe that these revenues will constitute less than 20% of our revenues notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during our fiscal year ended April 30, 2004.

Our revenues derived from partnership arrangements increased during the past 11 months to $66,810, compared to $17,000 in fiscal 2004 due to our increased efforts to pursue partnerships in Asia. We continue to pursue various alternative revenue streams including the marketing and/or remarketing of numerous products through our web site.

Operating Expenses

The overall decrease to our operating expenses during the nine months ended January 31, 2005 compared to the same period ended January 31, 2004 is primarily attributable to a decrease in our interest expense. The major components of our operating expenses are outlined in the table below:

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Selling, General and	$108,046	$ 562,789	(80.8)%	$339,428	$772,538	(56.1)%
Administrative Expenses

Interest Expense	$4,997	$ 23,362	(78.6)%	$15,443	$110,921	(86.1)%

Depreciation and	$101	$ 15,350	(99.3)%	$16,494	$46,125	(64.2)%
Amortization

Total Operating	$113,144	$ 601,501	(81.2)%	$371,365	$929,584	(60.1)%
Expenses

Selling, General and Administrative Expenses

The decrease in our selling, general and administrative expenses is primarily due to the reduction of $399,821 of stock-based compensation expenses included in operating expenses. Exclusive of stock-based compensation, our selling, general and administrative expenses decreased to $293,617 for the nine months ended January 31, 2005. This decrease exclusive of stock-based compensation reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

During the nine months ended January 31, 2005, we incurred selling expenses in the amount of $45,606, compared to $51,900 for the nine months ended January 31, 2004, representing a decrease of $6,294 or 12.1% . Our minimal selling expenses reflects our decision to reduce our selling expenses based on the fact that we have not had sufficient working capital to finance our plans for the selling and marketing of our Worldbid web sites and our services while maintaining our web site operations. We expect selling expenses to increase if our revenues increase sufficiently to provide us with the cash flow necessary to increase selling expenses or if we are able to achieve additional financing that would enable us to increase our selling and marketing expenditures. We plan to increase selling expenses in order to implement marketing programs to promote Worldbid and our subscription fee based services and to develop and promote our regional and vertical partner sites.

Interest Expense

The decrease in interest expense during our third quarter was attributable to conversion of our outstanding convertible notes into shares of our common stock during our third quarter. Our interest expense is primarily attributable to interest payable on our outstanding convertible notes. On September 30, 2004, we issued 100,278 common shares for interest payable of $3,609 on our outstanding convertible notes. See “15% Guaranteed Convertible Notes” below.

Net Loss

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Net Loss	$(41,124)	$(499,613)	(91.8)%	$(99,696)	$(622,488)	(84.0)%

Our decreased losses are attributable to the decrease in interest expenses during our third quarter, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2005	At April 30, 2004	Increase / (Decrease)
Current Assets	$71,371	$98,433	(27.5)%
Current Liabilities	$317,016	$296,397	7.0%
Working Capital (Deficit)	$(245,645)	$(197,964)	(24.1)%

We had cash of $67,317 at January 31, 2005 as compared to cash of $91,618 at April 30, 2004.

Cash Flows

	Nine Months Ended January 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(10,401)	$42,049
Cash Flows from (used in) Investing Activities	$(2,023)	$(425)
Cash Flows from (used in) Financing Activities	$(960)	$(20,729)
Net Increase (decrease) in Cash During Period	$(24,301)	$13,818

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

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the nine months ended January 31, 2005. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of January 31, 2005. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $35,000 per month. Our current revenues are approximately $25,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations. Our interest expense has decreased to approximately $5,000 per quarter and is primarily attributable to interest accruing on our 15% guaranteed convertible notes. We have paid this interest expense by issuing additional shares of our common stock at a discount to market in accordance with the terms of the convertible notes. We anticipate that our interest expense will continue to decline substantially due to conversions of our convertible notes.

We are presently pursuing additional financing and we anticipate that any additional financing would be through sales of our common stock or through loans from our shareholders. However, we do not have any commitments in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. As we have been unable to raise financing to maintain our prior level of operations, we have scaled back our business operations. See “Overview” above.

15% Guaranteed Convertible Notes

In 2001, our board of directors approved an offering of 15% guaranteed convertible notes (the “Notes”) and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consists of the offering of up to 1,500 units (each a “Unit”). Each Unit consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering was made pursuant to Regulation S of the Securities Act of 1933. The Notes were due on September 30, 2004 and bear interest at 15% per annum payable annually. On September 30, 2004, the term of the outstanding Notes was extended to December 31, 2004. The Notes were guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee was secured by a general security agreement charging present and future acquired assets of the Subsidiary. The Notes are convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid may at its option elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitled the holder to purchase one common share of Worldbid’s common stock on the following basis:

1.	$0.05 per share if exercised prior to September 30, 2002;

2.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

3.	$0.15 per share if exercised after September 30, 2003 and prior to December 31, 2004.

We have issued an aggregate of 1,306.5 of our Notes representing aggregate indebtedness under the Notes of $1,306,500. Of these Notes, a total representing aggregate indebtedness of $1,282,500 has been converted into 25,650,000 shares of our common stock to date. On December 31, 2004, the remaining notes matured and are now designated as advances payable. Interest terms on the advances payable remain at 15% per annum, payable annually. Our interest expense is primarily attributable to interest payable on our outstanding convertible notes. In addition, we issued an aggregate of 14,776,500 Series X Share Purchase Warrants, none of which were exercised. All of the outstanding Series X Share Purchase Warrants expired during the quarter.

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

LOGAN B. ANDERSON President and Chief Executive Officer (Principal Executive Officer) Date: March 16, 2005|