Form 10KSB/A
period 2004-04-30
WORLDBID CORP
filed 2005-04-15
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

     WORLDBID CORPORATION
ANNUAL REPORT ON FORM 10-KSB

ii

Explanatory Note

This Amended Annual Report on Form 10-KSB/A dated April 12, 2005 is being filed to:

(i)
reflect restatements of our audited consolidated balance sheets as of April 30, 2004 and April 30, 2003 and our audited consolidated statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2004 and April 30, 2003 and the notes related thereto;

(ii)
correct an error in the audited consolidated financial statements in recording the beneficial conversion feature of previously issued convertible debentures and to allocate a portion of the convertible debt proceeds to the warrants issued with that debt. The net effect of the restatement increases the losses for the year ended April 30, 2004 by $452,878 to $1,136,921, and for the year ended April 30, 2003, by $774,523 to $1,198,349. The restatement results in an increase in the reported loss per share in fiscal 2003 from a loss per share of $0.01 to $0.03 per share, and did not have an impact on previously reported loss per share in 2004; and

(iii)	expand the revenue recognition accounting policy note in the audited consolidated financial statements with regard to deferred revenue.

Other than the foregoing items and conforming changes to Item 6 of the Form 10-KSB/A related thereto, no part of the Annual Report on Form 10-KSB filed on June 30, 2004 is being amended, and the filing of this Amended Annual Report on Form 10-KSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to June 30, 2004.

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

If We Never Generate Operating Profit, Then Our Business Will Fail

As of April 30, 2004, our accumulated deficit was $8,041,942. We sustained a $1,136,921 net loss for the year ended April 30, 2004. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

During the year ended April 30, 2004, we incurred amortization of debt discount expense of $452,878 compared to $774,523 for the year ended April 30, 2003, representing a decrease of $321,645 or 41.5%. This expense has no impact on our cash flow.

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

Net Loss

We recorded a net loss of $1,136,921 for the year ended April 30, 2004, compared to a loss of $1,198,349 for the year ended April 30, 2003 representing a decrease of $61,428 or 5%. The loss for the year ended April 30, 2004 includes two substantial non-cash expenses: (i) stock-based compensation expenses of $462,812; and (ii) amortization of debt discount of $452,878. The loss for the year prior to deduction of these items was $221,231.

The loss for the year ended April 30, 2003 includes a substantial non-cash item, amortization of debt discount, of $774,523. The loss for the year ended April 30, 2003 prior to this item was $423,896. The decrease in the loss (exclusive of the above non-cash items) of $202,665 or 47.8% is attributable to the reduction of operating expenses and interest expense.

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

We completed sales of $250,000 of our 15% guaranteed convertible notes and Series X Share Purchase Warrants during the year ended April 30, 2004. These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $250,000. We have now issued an aggregate of 1,306.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,306,500. Of these convertible notes, a total representing aggregate indebtedness of $1,282,500 have been converted into 25,650,000 shares of our common stock to date. Accordingly, the principal amount of our 15% guaranteed convertible notes outstanding as of April 30, 2004 was $24,000. In addition, we have issued an aggregate of 14,776,500 Series X Share Purchase Warrants, none of which have been exercised to date. The remaining 15% guaranteed convertible notes are currently convertible into approximately 872,727 shares of our common stock, based on our trading price of our common stock of $0.055 per share as of July 22, 2004. We incurred a non-cash expense for the year ended April 30, 2004 on the conversion of the notes described in the accompanying financial statements as amortization of debt discount of $452,878 ($774,523 in 2003).

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

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated – Note 12)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Worldbid Corporation

We have audited the accompanying consolidated balance sheets of Worldbid Corporation as at April 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for the two years period ended April 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2004 and 2003, and the results of its operations and its cash flows for the two years period ended April 30, 2004 and 2003, in conformity with United States generally accepted accounting principles.

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

As described in Note 12 to the consolidated financial statements, the accompanying consolidated financial statements of Worldbid Corporation as of April 30, 2004 and 2003, and for the years then ended, have been restated.

Vancouver, Canada	“Morgan & Company”

July 12, 2004, except as to Note 12	Chartered Accountants
which is dated as at March 30, 2005

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2004	2003
	(Restated)	(Restated)

ASSETS
Current
Cash and cash equivalents (Note 2)	$91,618	$41,834
Trade accounts receivable, less allowance for doubtful
accounts of $Nil (2003 - $Nil)	1,302	20,887
Receivables, other	5,513	6,707
	98,433	69,428
Security Deposits	28,801	28,372
Equipment (Note 2)	3,559	36,262
Intangible Assets (Note 3)	12,630	40,481

	$143,423	$174,543

LIABILITIES
Current
Accounts payable and accrued liabilities	$195,884	$403,764
Shareholder loans (Note 4)	21,680	25,000
Deferred income	54,833	34,654
	272,397	463,418

Convertible Notes (Note 5)	19,396	304,018

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 6, 7 and 8)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued:
126,094,416 (2003 – 94,081,441) common shares	126,094	94,081

Additional Paid-In Capital	7,803,168	6,201,248
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	(45,811)	-
Deficit	(8,041,942)	(6,905,021)
Accumulated Other Comprehensive Income (Loss)	(28,079)	(21,401)
	(148,370)	(592,843)

	$143,423	$174,543

Commitments And Contingencies (Note 9)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2004	2003
	(Restated)	(Restated)

Revenues	$413,569	$341,317

Expenses
Selling, general and administrative expenses (Note 11)	919,520	478,515
Interest expense	116,881	137,542
Depreciation and amortization	61,211	54,870
Goodwill impairment	-	94,216
	1,097,612	765,143

Loss Before The Following	(684,043)	(423,826)

Amortization Of Debt Discount	(452,878)	(774,523)

Net Loss	$(1,136,921)	$(1,198,349)

Loss Per Share, basic and diluted	$(0.01)	$(0.03)

Weighted Average Number Of Common Shares
Outstanding, basic and diluted	105,806,933	36,459,488

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2004	2003

Net Loss	$(1,136,921)	$(1,198,349)

Comprehensive Income (Loss)
Foreign currency translation adjustment	(6,678)	(12,664)

Comprehensive Loss	$(1,143,599)	$(1,211,013)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2004	2003
	(Restated)	(Restated)

Cash Flows From Operating Activities
Net loss	$(1,136,921)	$(1,198,349)
Items not involving cash:
Amortization of debt discount	452,878	774,523
Amortization and depreciation	61,210	54,870
Stock based compensation	462,812	-
Goodwill impairment	-	94,216
	(160,021)	(274,740)
Change in non-cash working capital items:
Accounts receivable	19,585	(18,587)
Receivables, other	1,194	1,091
Prepaid expenses	-	2,839
Accounts payable and accrued expenses	182,111	298,873
Deferred income	20,179	13,427
	63,048	22,903

Cash Flows From Investing Activities
Capital expenditures	(657)	(3,454)
Security deposits	(429)	(10,000)
	(1,086)	(13,454)

Cash Flows From Financing Activity
Proceeds from shareholder loans, net	(5,500)	25,000

Effect Of Exchange Rate Changes On Cash	(6,678)	(12,664)

Net Increase In Cash And Cash Equivalents	49,784	21,785

Cash And Cash Equivalents, Beginning Of Year	41,834	20,049

Cash And Cash Equivalents, End Of Year	$91,618	$41,834

Supplementary Cash Flow Information
Taxes paid	$-	$-
Interest paid	-	-

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

APRIL 30, 2004
(Stated in U.S. Dollars)
(Restated)

					ACCUMULATED
			ADDITIONAL		OTHER	DEFERRED		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCK	CONTRIBUTED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	COMPENSATION	SURPLUS	DEFICIT

Balance, April 30, 2002	24,155,955	$24,156	$4,827,718	$(5,706,672)	$(8,737)	$-	$38,200	$(825,335)

Beneficial conversion
feature	-	-	778,950	-	-	-	-	778,950
Warrants issued	-	-	12,550	-	-	-	-	12,550
Common shares issued on
debt conversion	59,900,000	59,900	485,100	-	-	-	-	545,000
Common shares issued for
debt	7,525,486	7,525	48,916	-	-	-	-	56,441
Common shares issued for
intangible asset	2,500,000	2,500	22,500	-	-	-	-	25,000
Warrants issued for
intangible asset	-	-	25,514	-	-	-	-	25,514
Foreign exchange
translation adjustment	-	-	-	-	(12,664)	-	-	(12,664)
Net loss	-	-	-	(1,198,349)	-	-	-	(1,198,349)

Balance, April 30, 2003	94,081,441	94,081	6,201,248	(6,905,021)	(21,401)		38,200	(592,893)

Beneficial conversion
feature	-	-	211,010	-	-	-	-	211,010
Warrants issued	-	-	38,990	-	-	-	-	38,990
Stock –based
compensation	-	-	508,623	-	-	(45,811)	-	462,812
Common shares issued on
debt conversion	28,365,386	28,365	709,135	-	-	-	-	737,500
Common shares issued for
interest payable	3,647,589	3,648	134,162	-	-	-	-	137,810
Foreign exchange
translation adjustment	-	-	-	-	(6,678)	-	-	(6,678)
Net loss	-	-	-	(1,136,921)	-	-	-	(1,136,921)

Balance, April 30, 2004	126,094,416	$126,094	$7,803,168	$(8,041,942)	$(28,079)	$(45,811)	$38,200	$(148,370)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

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
(Restated)

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

Subscriptions received in advance for access to the Company’s website services are recognized as income over the period of the subscriptions.

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
(Restated)

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
(Restated)

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
(Restated)

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

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

4.	SHAREHOLDER LOANS

Shareholder loans are unsecured, payable on demand, and bear interest at an annual rate of 10%.

5.	CONVERTIBLE NOTES (Restated)

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

The Company allocated the proceeds from the sale of the convertible notes and the share purchase warrants between the convertible notes and the warrants based on their relative fair values at the time of each portion of the unit offering. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following variables: interest rate of 2.5%, volatility of 182% - 210%, dividend yield of nil % and a term of one year. After allocating the convertible notes proceeds, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. As the conversion price was less than the fair market value of the Company stock as of the date of the transaction, beneficial conversion was recorded.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

5.	CONVERTIBLE NOTES (Restated) (Continued)

As at April 30, 2004 and 2003, the following convertible notes were outstanding:

	2004	2003

Face value	$24,000	$511,500
Less proceeds allocated to warrants	(3,743)	(43,136)

Allocated fair value of convertible notes	20,257	468,364

Less discount from beneficial conversion	(861)	(164,346)

	$19,396	$304,018

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

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

7.

STOCK OPTION PLAN

On January 2, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 12,500,000 shares of common stock.

During the year ended April 30, 2004, the Company granted stock options to directors, employees and consultants to purchase 10,150,000 shares of common stock of the Company at prices ranging from $0.075 to $0.11 per share. All options vest at grant date except for 1,900,000 which vest rateably over a two year period up to January 2, 2005.

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations. Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and net income (loss) per common share for the years ended April 30, 2004 and 2003 would have been the pro forma amounts indicated below:

	2004	2003

Net loss, as reported	$(1,136,921)	$(1,198,349)

Add: Stock based compensation expense included in
net loss, as reported	462,812	-

Deduct: Stock based compensation expense
determined under fair value method	(751,135)	-

Net loss, pro-forma	$(1,425,244)	$(1,198,349)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.03)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.03)

The fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.0%, expected volatility of 180%, an expected option life of two years, and no expected dividends.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

7.	STOCK OPTION PLAN (Continued)

Option activity during 2003 and 2004 was as follows:

			WEIGHTED
			AVERAGE
			REMAINING
	NUMBER		CONTRACTUAL
	OF	EXERCISE	LIFE	OPTIONS
	OPTIONS	PRICE	(YEARS)	EXERCISABLE

Balance, April 30, 2002	870,000	$ 0.75	7.8	720,000

Forfeited	60,000	0.75	-	-

Balance, April 30, 2003	810,000	0.75	6.8	750,000

Granted	10,150,000	0.08	1.75	9,200,000
Cancelled	(810,000)	0.75	-	(750,000)

Balance, April 30, 2004	10,150,000	$ 0.08	1.75	9,200,000

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
(Restated)

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

10.	INCOME TAXES (Restated)

Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 37% as follows:

	2004	2003

Expected tax expense (recovery)	$(415,000)	$(479,000)
Change in deferred taxes due to changes in corporate tax
rate	113,000	238,000
Goodwill	-	38,000
Non-deductible items	336,000	309,000
Change in valuation allowance for deferred tax assets	(34,000)	(106,000)

Actual income tax expense (recovery)	$-	$-

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

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

10.	INCOME TAXES (Restated) (Continued)

	2004	2003

Operating loss carryforwards	$2,345,000	$2,379,000

Losses acquired on acquisition of subsidiary	464,000	464,000
Other	(35,000)	(35,000)

Gross deferred tax asset	2,774,000	2,808,000
Valuation allowance	(2,774,000)	(2,808,000)

Net deferred tax assets	$-	$-

11.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2004	2003

Selling expenses
Salaries and benefits	$42,317	$37,423
Commissions	787	2,222
Marketing	27,988	17,248
Travel	3,928	1,044
	75,020	57,937

General and administrative expenses
Officers’ compensation and benefits	202,429	268,486
Salaries and benefits	53,830	33,835
Technical support and operations	50,538	49,607
Stock-based compensation	462,812	-
Telephone and facsimile	6,004	5,127
Professional services	57,795	43,958
Other	11,092	19,565
	844,500	420,578

Total selling, general and administrative expenses	$919,520	$478,515

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003
(Stated in U.S. Dollars)
(Restated)

12.

RESTATEMENT

The accompanying consolidated financial statements for the years ended April 30, 2004 and 2003 have been restated to give effect to correct an error in the recording of the beneficial conversion feature on the convertible debentures and to allocate a portion of the convertible debt proceeds to the warrants issued with that debt.

The effect of the impact of the restatements on the loss for the years 2004 and 2003 and the loss per share in those respective years is as follows:

	2004	2003

Net loss for the year, as previously stated	$(684,043)	$(423,826)

Accretion of discount	(452,878)	(774,523)

Net loss for the year, as restated	$(1,136,921)	$(1,198,349)

	2004	2003

Net loss per share, as previously stated	$(0.01)	$(0.01)

Discount accretion	-	(0.02)

Net loss per share, as restated	$(0.01)	$(0.03)

In addition, accumulated deficit as at May 1, 2002 has been increased by $74,495 to $4,409,429 to give effect to the discount accretion of $74,495 applicable to the year ended April 31, 2002.

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

ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are either provided with this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Articles of Incorporation (1)

3.3	By-Laws of the Company (1)

3.4	Certificate of Amendment of Articles of Incorporation (2)

3.5	Certificate of Amendment of Articles of Incorporation (7)

4.1	Specimen Stock Certificate (1)

4.2	Form of 15% Guaranteed Convertible Notes (3)

4.3	Form of Series X Share Purchase Warrant (3)

4.4	2000 Stock Option Plan (2)

4.5	2004 Stock Option Plan (9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson (4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson (4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit	Description of Exhibit
Number

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson (6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson (6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson(10)

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson(10)

14.1	Code of Ethics(10)

21.1	List of Subsidiaries(10)

23.1	Consent of Morgan & Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.

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
Date: April 12, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan Anderson
Logan Anderson,
President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: April 12, 2005

By:	/s/ Howard Thomson
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: April 12, 2005

By:	/s/ Paul Wagorn
Paul Wagorn
Chief Operating Officer
Director
Date: April 12, 2005