Form 10KSB
period 2005-04-30
WORLDBID CORP
filed 2005-08-12
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NO.: 000-26729

WORLDBID CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0427619
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (360) 332-1752

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:      Shares of Common Stock, Par Value $0.001 Per Share

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. ☒   Yes ☐   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. ☒

Revenues for the fiscal year ended April 30, 2005 were $370,309.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 19, 2005 is approximately $991,481.

The number of shares of the issuer’s common stock outstanding as of July 19, 2005 is 126,014,016 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

WORLDBID CORPORATION
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2005

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our" and “Worldbid” mean Worldbid Corporation, unless otherwise indicated.

ITEM 1.               DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

Worldbid owns and operates an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade. We were founded on the basis of a simple premise: small, mid-sized and even large companies face numerous linguistic, cultural and logistical barriers when trying to find new buyers nationally and internationally or when trying to develop new sources of products or materials nationally and internationally. We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally.

Recent Developments

Our inability to achieve substantial financing since the beginning of our prior fiscal year ended April 30, 2005 has forced us to reduce our business operations and to forgo our marketing and advertising plans. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as Worldbid have contributed to our inability to raise additional capital. We have undertaken the following measures to reduce our operating costs to achieve substantial financing:

1.	We have maintained our staffing levels to six full-time contract and five part-time personnel.
2.	We have generally attempted to lower all our operating costs.
3.	We have limited new partnership arrangements to those that provide an immediate revenue stream.

We were successful in substantially reducing our operating costs while increasing our revenues during the fiscal year ended April 30, 2004. We continued our reduced operating costs while maintaining revenues during our fiscal year ended April 30, 2005. However, we continue to have a working capital deficit and we require additional financing to continue our operations.

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

Current Use of the Worldbid Web Site

We launched the Worldbid Web Site in January 1999. Since its launch, the Worldbid web site has grown to over 1,000,000 trade leads in more than 1,000 separate industry categories and sub-categories. Approximately 387,000 companies have signed up as registered users of the Worldbid web sites, of which only a portion are paying subscribers as we determined to grandfather all users who registered prior to our implementation of subscription fees. Currently, new companies are registering as members of our Worldbid web sites at the rate of approximately 100 per day. The Worldbid web sites receive over 1 million page views each month, have generally between 300-1000 trade opportunities posted each day, and over 6 million trade notifications per month are emailed out to registered businesses who have requested them. Our experience is that approximately 75% of the businesses that have registered to use our Worldbid web sites are residents of countries outside of the United States.

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

Company Showrooms

We have developed a service that allows our registered users to build a “company showroom,” or product catalogue, on our Worldbid web site and be listed in the company directory that we have generated. This service, which has quickly grown to include over 8,000 company showrooms containing 23,000 items, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

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

We evaluate potential partners on the following important criteria:

•	Number of registered users
•	Number of paying users
•	Number and quality of trade leads
•	Homepage traffic
•	Company longevity, financing, and reputation
•	Talent and experience of personnel
•	Web-Site content
•	Advertising contacts, and
•	Business partnerships.

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

All Worldbid Network sites are now co-located at Pacific Coast Net, an Internet service provider in Victoria, British Columbia. All sites share the same front-end and back-end software, designed and developed in-

house. Our software allows us to automatically spawn complete new sub-sites into the Worldbid Network, without requiring any additional software development. As well, the software features a proprietary database architecture which enables the sub-sites to be linked to our “parent site” (i.e., Worldbid.com), but remain independent. Linking the sub-sites to our parent site enables us to allow trade lead data from our parent site to be posted on sub-sites, and vice versa. The trade lead data can be filtered between sites based on defined parameters, such as region or industry.

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

We are presently party to the following referral arrangements:

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

2.
We entered into an agreement with Coble International, a company which runs a world trade gateway located at www.importexporthelp.com. We have created a customized trade lead site with most of the functionality of Worldbid and the branding of www.importexporthelp.com. This new site is located at imexhelp.worldbid.com. Under this agreement, Coble International has agreed to market this website to its website users though a ‘pop-under’ ad and high-visibility links throughout its website. Worldbid shares subscription revenue that is generated by this website. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

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

5.
We entered into a contractor agreement with Ningbo Free Trade Zone World E-Commercial Affairs Co. Lt. (the “Contractor”) pursuant to which we agreed to, among other things: (i) develop and operate a website entitled www.worldbidchina.com (the “China Website”); (ii) provide ancillary services in connection thereto including hosting, maintenance, providing content and artwork and programming; (iii) grant the Contractor an exclusive right to sell advertising for the China Website within certain designated areas in China and to identify itself as contractor for the China Website; and (iv) share revenues from the China Website with the Contractor. In consideration of the above, the Contractor agreed to provide certain marketing and promotional services in connection with the China Website and to pay us the following license fees: $30,000 by March 20, 2004; $10,000 by March 20, 2005; $10,000 by March 20, 2006; $10,000 by March 20, 2007; and $10,000 by March 20, 2008. The agreement is for a term of 5 years subject to any written notice of termination provided by either party.

6.
We entered into a web service agreement with Impexpo Business International (“IBI”), a company which runs a world trade gateway located at www.impexpobiz.com. Under this agreement, we agreed to assist IBI in designing and marketing a customized website at www.impexpobiz.worldbid.com (the “IBI Website”) based on worldbid.com. Pursuant to the terms of the agreement we agreed to co-host the IBI Website, pay a referral fee to IBI for all memberships sold on the site, and share revenues from advertising sold on the IBI Website. The agreement is for a term of one year with an automatic renewal each year thereafter subject to any written notice of termination provided by either party.

Online Marketing

We have minimized our on-line marketing activities during our fiscal year ended April 30, 2005 as part of our determination to scale back marketing efforts in order to reduce our operating costs. We continue to reevaluate the use of on-line marketing through the use of highly targeted e-mails or banner advertisements.

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

ITEM 2.               DESCRIPTION OF PROPERTY.

Our corporate headquarters are located at Suite 201, 810 Peace Portal Drive, Blaine, Washington 98230, where our principal executive functions are carried out. We have reduced the space leased to approximately 100 square feet at a cost of $200 per month. The original lease expired February 28, 2005 and the reduced space was leased for a six month term to expire on August 31, 2005.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol “WBID” and on the Berlin Stock Exchange under the symbol “WD2”. The first day on which our shares were traded under the stock symbol WBID was July 6, 2000. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Fiscal Quarter Ended	High	Low
July 31, 2005	$0.024	$0.01
April 30, 2005	$0.045	$0.013
January 31, 2005	$0.095	$0.035
October 31, 2004	$0.16	$0.035
July 31, 2004	$0.10	$0.03
April 30, 2004	$0.18	$0.07
January 31, 2004	$0.25	$0.03
October 31, 2003	$0.05	$0.02

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of July 19, 2005, there were 104 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

We did not complete any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended April 30, 2005 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the fiscal year.

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

Our operating expenses continue to exceed our revenues. Accordingly, our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under “Liquidity and Financial Condition”. In order to address our shortage of cash and working capital, we took the following measures since our previous fiscal year ended April 30, 2004 in order to reduce our operating costs:

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

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

Summary of Year End Results

	Year Ended April 30
	2005	2004	Percentage Increase
			/ (Decrease)
Revenue	$370,309	$413,569	(10.5)%
Expenses	$479,145	$1,097,612	(56.3)%
Net Loss	$113,440	$1,136,921	(90)%

Revenues

We had revenues of $370,309 for the year ended April 30, 2005, compared to $413,569 for the year ended April 30, 2004, representing a decrease of $43,260 or 10.5% . Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the year ended April 30, 2005 decreased to

$268,640, representing 73% of our total revenues, compared to $328,944 for the year ended April 30, 2004, representing 79% of revenues. Revenues in connection with partnership arrangements are equal to approximately 18.4% of total revenues and are comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising sales decreased to $10,248 for the year ended April 30, 2005 from $58,393 for the year ended April 30, 2004. The decrease was due to the fact that the advertising for the year ended 2004 was made up mainly from one contract which was not renewed during 2005.

Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. See “Overview” above. We anticipate that revenue from membership subscriptions will continue to increase if we are successful in attracting new users to the Worldbid web sites who are prepared to pay a subscription fee and in convincing current users of the Worldbid web sites to become paying subscribers. We anticipate that revenue from advertisements may increase during our current fiscal year; however, we believe that these revenues will constitute less than 20% of our revenues notwithstanding any overall increase. Revenues from our Worldbid global payment services and data mining services were minimal during 2005.

Our revenues derived from partnership arrangements increased marginally in 2005 to $28,333 compared to $17,000 in 2004 and are likely to increase further in 2006 due to our increased efforts to pursue partnerships in Asia.

Operating Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended April 30
	2005	2004
Selling, general and administrative expenses	$442,612	$919,520
Interest Expense	$19,938	$116,881
Depreciation and amortization	$16,595	$61,211
Total Expenses	$479,145	$1,097,612

The decrease in our operating expenses and selling, general and administrative expenses from $1,097,612 to $479,145 was primarily due to the reduction in stock based compensation expenses from $462,812 for the year ended April 30, 2004 to $45,811 during the comparative period in 2005.

Exclusive of stock based compensation, our operating expenses decreased to $433,334 for the year ended April 30, 2005. This decrease exclusive of stock based compensation reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense decreased to $19,938 for the year ended April 30, 2005, compared to $116,881 for the year ended April 30, 2004, representing a decrease of $96,943 or 82.9% . The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase to our interest expense was primarily attributable to interest payable on our outstanding convertible notes and is reflective of the conversion of substantial indebtedness into convertible notes during 2004 and 2005. We anticipate that our interest expense will decline substantially due the fact that the convertible notes have matured.

During the year ended April 30, 2005, we incurred amortization of debt discount expense of $4,604 compared to $452,878 for the year ended April 30, 2004, representing a decrease of $448,274. This expense has no impact on our cash flow.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation in order to fund our operations during 2005. Stock based compensation expense included in selling, general and administrative expenses was $45,811 compared to $462,812 for the year ended April 30, 2004.

We did not issue any options during the year ended April 30, 2005. From time to time we may grant a significant number of options to purchase common stock to non-employees.

We recognize compensation expense in accordance with Accounting Principles Board Opinion No. 25. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying stock and the exercise price of the stock options. This method of accounting is different from the fair value method of accounting that is prescribed by SFAS No. 123. Had we adopted the fair value method of accounting, our total stock-based compensation expense would have remained the same. This pro forma information is disclosed in further detail in Note 8 to our financial statements and in the Business and Significant Accounting Policies included in our financial statements under the heading “Stock-Based Compensation”.

Net Loss

We recorded a net loss of $113,440 for the year ended April 30, 2005, compared to a loss of $1,136,921 for the year ended April 30, 2004 representing a decrease of $1,023,481. The loss for the year ended April 30, 2004 includes two substantial non-cash expenses: (i) stock-based compensation expenses of $462,812 ($45,811 in 2005); and (ii) amortization of debt discount of $452,878 ($4,604 in 2005). Exclusive of stock based compensation expenses and amortization of debt discount we incurred a net loss of $63,025 for the fiscal year ended April 30, 2005 compared to a net loss of $221,231.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended April 30,
	2005	2004
Net Cash used in Operating Activities	$685	$65,048
Net Cash used in Investing Activities	($2,867)	($1,086)
Net Cash from Financing Activities	-	($5,500)
Net Increase (Decrease) in Cash During Period	($12,936)	$49,784

Working Capital

			Percentage
			Increase /
	At April 30, 2005	At April 30, 2004	(Decrease)
Current Assets	$84,277	$98,433	14.4%
Current Liabilities	$334,682	$272,397	18.2%
Working Capital Surplus (Deficit)	($250,405)	($173,964)	43.9%

We had cash on hand of $78,682 as at April 30, 2005, compared to cash on hand of $91,618 as at April 30, 2004. We had a working capital deficit of $250,405 as at April 30, 2005, compared to a working capital deficit of $173,964 as at April 30, 2004.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the year ended April 30, 2005. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of April 30, 2005. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $38,000 to $40,000 per month. Our current revenues are approximately $31,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations. Our interest expense increased to approximately $15,000 per month and is primarily attributable to interest accruing on our 15% guaranteed convertible notes. We have paid this interest expense by issuing additional shares of our common stock at a discount to market in accordance with the terms of the convertible notes. We anticipate that our interest expense will decline substantially due to recent conversions of our convertible notes.

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

Credit Card Facility

In April 2003, the provider of our former internet credit card facility terminated its relationship with us. In connection with this termination, one of our bank accounts was frozen by the credit card company to secure future charge-backs. There was a balance of approximately $28,000 in the bank account on the date of imposition of the restriction. Subsequent to April 30, 2004 charge-backs of approximately $9,400 were received by us. The Bank released all remaining funds in December, 2003 and those funds were used to directly reduce a shareholder’s loan which was advanced to cover the deposit mentioned below. Another credit card facility has been arranged by us as a result of the termination of the former credit card facility. We have paid a security deposit of $20,000 in respect of this new facility. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

In 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consisted of the offering of up to 1,500 units. Each unit consisted of one $1,000 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering was made pursuant to Regulation S of the Securities Act of 1933. The convertible notes were due on September 30, 2004 and bore interest at a rate of 15% per annum payable annually. The notes were guaranteed by Worldbid’s wholly-owned subsidiary Worldbid Canada Corporation (the “Subsidiary”) which guarantee was secured by a general security agreement charging present and future acquired assets of the Subsidiary. The notes were convertible into shares of Worldbid’s common stock, at the option of the holder, on the basis of the lesser of 50% of the average market price of Worldbid’s shares for the 10 day period preceding conversion or $0.05 per share. Worldbid had the option to elect to issue common shares in satisfaction of its interest obligations on the basis of 75% of the average market price of Worldbid’s shares for the 10 day period preceding the interest payment date. Each Series X Share Purchase Warrant entitled the holder to purchase one common share of Worldbid’s common stock on the following basis:

a.	$0.05 per share if exercised prior to September 30, 2002;

b.	$0.10 per share if exercised after September 30, 2002 and prior to September 30, 2003; and

c.	$0.15 per share if exercised after September 30, 2003 and prior to September 30, 2004.

These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $250,000. We issued an aggregate of 1,306.5 of our 15% guaranteed convertible notes representing aggregate indebtedness under the convertible notes of $1,306,500. Of these convertible notes, a total representing aggregate indebtedness of $1,282,500 was converted into 28,365,386 shares of our common stock to date. On December 31, 2004 all convertible notes matured. An aggregate of $20,000 was not converted at that date and as at April 30, 2005 the principal and interest balance have not been repaid. In addition, we issued an aggregate of 14,776,500 Series X Share Purchase Warrants, none of which have been exercised to date. During the year ended April 30, 2005 warrants to purchase 33,406,500 shares of our common stock expired unexercised.

During the year ended April 30, 2005 we issued 100,278 shares of our common stock for interest due on the convertible notes amounting to $3,610. An amount of $4,000 was converted into 160,000 shares on December 31, 2004. As at April 30, 2005 these shares were not issued.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found under the heading “Business and Significant Accounting Policies” in our consolidated financial statements included in Item 7 of this Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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

Financial Instruments and Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, and convertible notes. At April 30, 2005 and 2004, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

Risks and Uncertainties

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

As We Have Not Established Significant Revenues, Our Business May Fail

We acquired our current business and our worldbid.com web site in February 1999 and we did not commence earning revenues until August, 1999. Our revenues for the years ended April 30, 2005 and April 30, 2004 totaled $370,309 and $413,569 respectively. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must successfully implement our business plan and marketing strategies in order for us to earn significant revenues. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. If we do not generate additional revenues from our business as planned, then our financial condition and operating results will suffer.

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

If We Never Generate Operating Profit, Then Our Business Will Fail

As of April 30, 2005, our accumulated deficit was $8,155,382. We sustained a $113,440 net loss for the year ended April 30, 2005. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

ITEM 7.               FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the years ended April 30, 2005 and 2004, including the following:

1.	Independent Auditors’ Report of Morgan & Company dated July 15, 2005;

2.	Consolidated Balance Sheets as at April 30, 2005 and 2004.

3.	Consolidated Statements of Operations for the years ended April 30, 2005 and 2004.

4.	Consolidated Statements of Cash Flows for the years ended April 30, 2005 and 2004.

5.	Consolidated Statement of Stockholders’ Deficit as at April 30, 2005.

6.	Notes to the Consolidated Financial Statements.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Worldbid Corporation

We have audited the accompanying consolidated balance sheets of Worldbid Corporation as at April 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for the two years period ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the two years period ended April 30, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management plans as to this matter are discussed in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
July 15, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2005	2004

ASSETS
Current
Cash and cash equivalents	$78,682	$91,618
Trade accounts receivable	1,984	1,302
Receivables, other	3,611	5,513
	84,277	98,433
Security Deposits	29,645	28,801
Equipment (Note 2)	1,617	3,559
Intangible Assets (Note 3)	-	12,630

	$115,539	$143,423

LIABILITIES
Current
Accounts payable and accrued liabilities	$274,717	$195,884
Shareholder loans (Note 4)	21,680	21,680
Deferred income	18,285	54,833
Notes payable (Note 5)	20,000	-
	334,682	272,397

Convertible Notes (Note 6)	-	19,396

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Notes 7 and 8)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued:
126,194,694 (2004 – 126,094,416) common shares	126,194	126,094

Additional Paid-In Capital	7,810,678	7,803,168
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	-	(45,811)
Deficit	(8,155,382)	(8,041,942)
Accumulated Other Comprehensive Income (Loss)	(38,833)	(28,079)
	(219,143)	(148,370)

	$115,539	$143,423

Commitments And Contingencies (Note 9)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2005	2004

Revenues	$370,309	$413,569

Expenses
Selling, general and administrative expenses	442,612	919,520
Interest expense	19,938	116,881
Depreciation and amortization	16,595	61,211
	479,145	1,097,612

Loss Before The Following	(108,836)	(684,043)

Amortization Of Debt Discount	(4,604)	(452,878)

Net Loss	$(113,440)	$(1,136,921)

Loss Per Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding, basic and diluted	126,152,911	105,906,933

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2005	2004

Net Loss	$(113,440)	$(1,136,921)

Comprehensive Loss
Foreign currency translation adjustment	(10,754)	(6,678)

Comprehensive Loss	$(124,194)	$(1,143,599)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2005	2004

Cash Flows From Operating Activities
Net loss for the year	$(113,440)	$(1,136,921)

Adjustments To Reconcile Net Loss to Net Cash Used By
Operating Activities
Amortization of debt discount	4,604	452,878
Amortization and depreciation	16,595	61,210
Stock based compensation	45,811	462,812

Changes in operating assets and liabilities:
Accounts receivable	(682)	19,585
Receivables, other	1,902	1,194
Accounts payable and accrued expenses	82,443	182,111
Deferred income	(36,548)	20,179
	685	63,048

Cash Flows From Investing Activities
Acquisition of equipment	(2,023)	(657)
Security deposits	(844)	(429)
	(2,867)	(1086)

Cash Flows From Financing Activity
Proceeds from shareholder loans, net	-	(5,500)

Effect Of Exchange Rate Changes On Cash	(10,754)	(6,678)

Net Increase In Cash And Cash Equivalents	(12,936)	49,784

Cash And Cash Equivalents, Beginning Of Year	91,618	41,834

Cash And Cash Equivalents, End Of Year	$78,682	$91,618

Supplementary Cash Flow Information
Taxes paid	$-	$-
Interest paid	1,625	-

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

APRIL 30, 2005
 (Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		OTHER	DEFERRED		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCK	CONTRIBUTED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	COMPENSATION	SURPLUS	DEFICIT

Balance, April 30, 2003	94,081,441	$94,081	$6,201,248	$(6,905,021)	$(21,401)	$-	$38,200	$(592,893)

Beneficial conversion
feature	-	-	211,010	-	-	-	-	211,010
Warrants issued	-	-	38,990	-	-	-	-	38,990
Stock –based
compensation	-	-	508,623	-	-	(45,811)	-	462,812
Common shares issued on
debt conversion	28,365,386	28,365	709,135	-	-	-	-	737,500
Common shares issued for
interest payable	3,647,589	3,648	134,162	-	-	-	-	137,810
Foreign exchange
translation adjustment	-	-	-	-	(6,678)	-	-	(6,678)
Net loss	-	-	-	(1,136,921)	-	-	-	(1,136,921)

Balance, April 30, 2004	126,094,416	126,094	7,803,168	(8,041,942)	(28,079)	(45,811)	38,200	(148,370)

Common shares issued for
interest payable	100,278	100	3,510	-	-	-	-	3,610
Shares to be issued
(Note 6)	-	-	4,000	-	-	-	-	4,000
Stock - based
compensation	-	-	-	-	-	45,811	-	45,811
Foreign exchange
translation adjustment	-	-	-	-	(10,754)	-	-	(10,754)
Net loss				(113,440)				(113,440)

Balance, April 30, 2005	126,194,694	$126,194	$7,810,678	$(8,155,382)	$(38,833)	$-	$38,200	$(219,143)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
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

The Company has sustained net losses from operations since its inception. At April 30, 2005, the Company has negative working capital of $250,405. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

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

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Revenue Recognition

The Company earns revenue from subscriptions for its international trade facilitation services located on its website, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on its website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

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

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Financial Instruments and Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, notes payable, and convertible notes. At April 30, 2005 and 2004, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

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

APRIL 30, 2005 AND 2004
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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Recent Accounting Pronouncements (Continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share- based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	EQUIPMENT

		2005	2004

	Computer equipment and software	$158,093	$156,072
	Office equipment	7,752	7,752
		165,847	163,824
	Less: Accumulated depreciation	(164,230)	(160,625)

		$1,617	$3,559

3.	INTANGIBLE ASSETS Intangible assets consist of the following:

		2005	2004

	Website	$151,898	$151,898
	Mailing list	50,514	50,514
	Domain names	23,532	23,532
		225,944	225,944
	Accumulated amortization	(225,944)	(213,314)

		$-	$12,630

4.	SHAREHOLDER LOANS

Shareholder loans are unsecured, payable on demand, and bear interest at an annual rate of 10%.

5.	NOTES PAYABLE

The notes are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt. (See Note 6)

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

6.

CONVERTIBLE NOTES

On September 14, 2001, the Company approved an offering of up to 1,500 units at a price of $1,000 per unit. Each unit consists of one 15% guaranteed convertible note in the principal amount of $1,000 and twenty thousand (20,000) share purchase warrants.

Each warrant entitled the holder to purchase one additional share at a price of $0.15 per share up to December 31, 2004.

The notes fall due on September 30, 2004, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt. On September 30, 2004, the term was extended to December 31, 2004.

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

As at April 30, 2005 and 2004, the following convertible notes were outstanding:

	2005	2004

Face value	$-	$24,000
Less proceeds allocated to warrants	-	(3,743)

Allocated fair value of convertible notes	-	20,257

Less discount from beneficial conversion	-	(861)

	$-	$19,396

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTES (Continued)

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

During the year ended April 30, 2005, the Company issued 100,278 shares of common stock for interest due on the convertible notes amounting to $3,610.

An amount of $4,000 was converted to 160,000 common shares on December 31, 2004. As at April 30, 2005, these shares have not been issued and $4,000 is included in additional paid-in capital.

On December 31, 2004, all convertible notes matured. An aggregate of $20,000 was not converted at that date and as at April 30, 2005, the principal and interest balance has not been repaid.

7.	CAPITAL STOCK

	a)	Common Stock

During the year ended April 30, 2005, the Company issued 100,278 shares of common stock for interest due on the convertible notes amounting to $3,610.

	b)	Share Purchase Warrants

The Company has issued warrants in conjunction with the issuance of certain offerings of common shares and convertible debt. Each warrant entitles the holder to purchase one common share at a specified price over the term of the warrant.

During the year ended April 30, 2005 share purchase warrants to purchase 33,406,500 shares of common stock expired unexercised.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants (Continued)

As at April 30, 2005, the Company has the following outstanding share purchase warrants:

WEIGHTED
RANGE	NUMBER	WEIGHTED	AVERAGE
OF	OF	AVERAGE	REMAINING
EXERCISE	WARRANTS	EXERCISE	CONTRACTUAL
PRICE	OUTSTANDING	PRICE	LIFE

$0.02-$0.03	2,500,000	$0.02	0.42 years

8.

STOCK OPTION PLAN

On January 2, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 12,500,000 shares of common stock.

During the year ended April 30, 2004, the Company granted stock options to directors, employees and consultants to purchase 10,150,000 shares of common stock of the Company at prices ranging from $0.075 to $0.11 per share. All options vest at grant date except for 1,900,000 which vested rateably over a two year period up to January 2, 2005.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

8.	STOCK OPTION PLAN (Continued)

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

	2005	2004

Net loss, as reported	$(113,440)	$(1,136,921)

Add: Stock based compensation expense included in
net loss, as reported	45,811	46,2812

Deduct: Stock based compensation expense
determined under fair value method	(45,811)	(751,135)

Net loss, pro-forma	$(113,440)	$(1,425,244)

Net loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Net loss per share (basic and diluted), pro-forma	$(0.01)	$(0.03)

The fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of nil (2004 - 3.0%), expected volatility of nil (2004 - 180%), an expected option life of nil (2004 - two years), and no expected dividends.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

8.	STOCK OPTION PLAN (Continued)

Option activity during 2005 and 2004 was as follows:

			WEIGHTED
			AVERAGE
			REMAINING
	NUMBER		CONTRACTUAL
	OF	EXERCISE	LIFE
	OPTIONS	PRICE	(YEARS)

Balance, April 30, 2003	810,000	$ 0.75	6.8

Granted	10,150,000	0.08	1.75
Cancelled	(810,000)	0.75	-

Balance, April 30, 2004 and April 30, 2003	10,150,000	$ 0.08	0.75

As at April 30, 2005, all options are exercisable.

9.	CONTINGENCIES

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

Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 37% as follows:

	2005	2004

Expected tax expense (recovery)	$(42,000)	$(415,000)
Change in deferred taxes due to changes in corporate tax
rate	-	113,000
Non-deductible items	19,000	336,000
Change in valuation allowance for deferred tax assets	23,000	(34,000)

Actual income tax expense (recovery)	$-	$-

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004
(Stated in U.S. Dollars)

10.	INCOME TAXES (Continued)

At April 30, 2005, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $7,368,000 which will expire in various amounts beginning in 2008 if not utilized. The utilization of $1,200,000 of the operating loss carryforwards may also be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 2005 and 2004, and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

	2005	2004

Operating loss carryforwards	$2,368,000	$2,334,000

Losses acquired on acquisition of subsidiary	464,000	464,000
Other	(35,000)	(35,000)

Gross deferred tax asset	2,797,000	2,774,000
Valuation allowance	(2,797,000)	(2,774,000)

Net deferred tax assets	$-	$-

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.             CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal year ended April 30, 2005, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with Worldbid, and their biographical information.

Name of Director	Age	Position

Logan Anderson	51	Chief Executive Officer and Director

Paul Wagorn	36	Chief Operating Officer and Director

Howard Thomson	59	Chief Financial Officer, Treasurer and Director

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

Audit Committee Financial Expert

Our board of directors has determined that Mr. Anderson, a member of our audit committee, qualifies as a “financial expert” within the meaning prescribed by Item 401 of Regulation S-B by virtue of his professional qualification as an associate chartered accountant and his experience. Mr. Anderson also serves as our chief executive officer and is not independent.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to our Annual Report on Form 10-KSB for the year ended April 30, 2004. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Worldbid’s executive officers and directors, and persons who beneficially own more than ten percent of Worldbid’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended April 30, 2005 all such filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with.

ITEM 10.             EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (our “named executive officers”):

(i)	Logan Anderson, our chief executive officer;

(ii)	Howard Thomson, our chief financial officer; and

(iii)	Paul Wagorn, our chief operating officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
Name	Title	ANNUAL COMPENSATION				LONG TERM COMPENSATION
		Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Logan Anderson(1)	Director and Chief Executive Officer and President	2005 2004 2003	$60,000 $60,000 $90,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 1,000,000 0	$0 $0 $0	$0 $0 $0
Howard Thomson(2)	Director and Chief Financial Officer, Treasurer and Secretary	2005 2004 2003	$36,000 $36,000 $80,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 500,000 0	$0 $0 $0	$0 $0 $0
Paul Wagorn(3)	Director and Chief Operating Officer	2005 2004 2003	$90,315 $87,493 $83,565	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 2,500,000 0	$0 $0 $0	$0 $0 $0
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

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended April 30, 2005:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Logan Anderson	1,000,000	10%	$0.075	Jan. 8, 2006
Howard Thomson	500,000	0.5%	$0.11	Jan. 2, 2006
Paul Wagorn	2,500,000	24.6%	$0.075	Jan. 8, 2006

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended April 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Shares of Common Stock Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Logan Anderson	Nil	N/A	1,000,000 / 1,000,000	Nil / Nil
Howard Thomson	Nil	N/A	500,000 / 500,000	Nil / Nil
Paul Wagorn	Nil	N/A	2,500,000 / 2,500,000	Nil / Nil

Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our named executive officers as of July 19, 2005.

Name and Position	Exercise Price	Number of Options	Date of Grant	Vesting Date	Expiry Date
Logan Anderson Director and Chief Executive Officer and President	$0.075	1,000,000	Jan. 8, 2004	Jan. 8, 2004	Jan. 8, 2006
Howard Thomson Director and Chief Financial Officer, Treasurer and Secretary	$0.11	500,000	Jan. 2, 2004	Jan. 2, 2004	Jan. 2, 2006
Paul Wagorn Director and Chief Operating Officer	$0.075	2,500,000	Jan. 8, 2004	Jan. 8, 2004	Jan. 8, 2006

All options have been granted pursuant to our 2004 stock incentive plan dated January 2, 2004 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants. Options to purchase a total of up to 2,350,000 shares of our common stock may presently be granted under the 2004 stock incentive plan.

COMPENSATION PLANS

2000 Stock Option Plan

On January 17, 2000, our 2000 Stock Option Plan was adopted by our board of directors. The purpose of the plan is to advance our interests and that of our stockholders by strengthening our ability to obtain and retain the services of employees, consultants, officers and directors that will contribute to our long-term success. The plan is administered by the stock option committee. The plan provides for the granting of incentive stock options and non-qualified stock options, and other rights to acquire stock or securities convertible into or redeemable for stock. The maximum number of shares of common stock authorized for issuance under the plan is 1,087,500. As of April 30, 2005 the number of un-optioned shares available for granting under the plan was Nil.

2004 Stock Incentive Plan

On January 2, 2004, we established our 2004 stock incentive plan (the “2004 Stock Incentive Plan”). Under the 2004 Stock Incentive Plan, we may grant common stock to our directors, officers, employees and consultants for up to 12,500,000 shares. The maximum term of the 2004 Stock Incentive Plan is ten years. Our board of directors will determine the terms and matters of any awards under the 2004 Stock Incentive Plan including the type of awards and the number of common shares granted. The value of the shares of common stock used in determining the awards shall not be less than 85% of the fair market value of our common shares on the date of the grant. As of April 30, 2005 the number of unoptioned shares available for granting of options under the plan was 2,350,000.

Compensation of Directors

Each of our directors is paid as a consultant to Worldbid. See “Executive Compensation – Employment Agreements”. In addition, our 2004 Stock Incentive Plan and our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See “Executive

Compensation – Outstanding Stock Options” for information about current outstanding stock options granted to our directors.

Employment Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Anderson. This consultant agreement was amended effective November 1, 2002, August 29, 2003 and April 30, 2005 to reduce the consultant fee that we pay to Mr. Anderson from $12,500 per month to $3,000 per month and to extend the term of the agreement. The amended consultant agreement is automatically renewable on a month to month basis provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president.

The services of Mr. Howard Thomson as our chief financial officer are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Thomson. This consultant agreement was amended effective November 1, 2002 and August 29, 2003 and April 30, 2005 to reduce the consultant fee that we pay to Mr. Thomson from $7,500 per month to $1,500 per month and to extend the term of the agreement. The amended consultant agreement is automatically renewable on a month to month basis, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions.

The services of Mr. Paul Wagorn as our chief operating officer are provided pursuant to a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $35 US per hour). The original term of Mr. Wagorn’s consultant contract expired February 28, 2003. We have verbally agreed with Mr. Wagorn to extend his contract until April 30, 2006 on the same terms and conditions.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 19, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers; (iii) each of our named executive officers, and (iv) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Common Stock(1)
OFFICERS AND DIRECTORS
Common Stock	Logan Anderson Director and Chief Executive Officer and President 15 Hill Cresent Pembroke, Bermuda	49,658,575(2) Direct and Indirect	38.6%
Common Stock	Howard Thomson Director and Chief Financial Officer, Treasurer and Secretary 4734 South Golf Course Drive Blaine, Washington	1,587,743(3) Direct and Indirect	*
Common Stock	Paul Wagorn Director and Chief Operating Officer #2 – 2251 Belmont Avenue Victoria, British Columbia, Canada	2,500,000(4) Indirect	1.9%
Common Stock	All Officers and Directors as a Group (3 persons)	53,746,318 Direct and Indirect	39.4%
5% SHAREHOLDERS No person is known to us to beneficially own more than 5% of the outstanding shares of our common stock, other than Logan Anderson, our chief executive officer, as disclosed above.
Notes:
*	Less than 1%.
(1)
Based on 126,014,016 shares of our common stock issued and outstanding as of July 19, 2005. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 19, 2005.

(2)	Includes 48,658,575 shares held by Logan Anderson, 1,000,000 shares that are immediately acquirable upon the exercise of stock options by Logan Anderson within 60 days of July 19, 2005.
(3)	Includes 1,087,743 shares held by Howard Thomson, 500,000 shares that are immediately acquirable upon the exercise of stock options by Howard Thomson within 60 days of July 19, 2005.

(4)	Consists of 2,500,000 shares that are immediately acquirable upon the exercise of stock options by Paul Wagorn within 60 days of July 19, 2005.

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

The following summary information is presented for our 2000 Stock Option Plan and 2004 Stock Incentive Plan on an aggregate basis as of April 30, 2005. For a more detailed discussion, please refer to Note 8 to our financial statements attached to this annual report.

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

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which we are proposed to be a party:

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

Compensation of Directors

Each of our directors is paid as a consultant to Worldbid. See “Executive Compensation – Employment Agreements”. In addition, our 2004 Stock Incentive Plan and our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See “Executive Compensation – Outstanding Stock Options” for information about current outstanding stock options granted to our directors.

Stock Options

We have granted incentive stock options to our officers and directors. See “Executive Compensation – Outstanding Stock Options” above.

Loans from Insiders

During the year ended April 30, 2005, Mr. Anderson converted indebtedness outstanding in the amount of $195,000 into 15% guaranteed convertible notes in the principal amount of $195,000 and 3,900,000 Series X Share Purchase Warrants. As at April 30, 2005, $21,680 of shareholders loans advanced to us by Mr. Anderson were outstanding. The loans are unsecured, bear interest at the rate of 10% per annum and are payable on demand.

ITEM 13.             EXHIBITS.

The following exhibits are either provided with this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment of Articles of Incorporation(1)

3.3	By-Laws of the Company(1)

3.4	Certificate of Amendment of Articles of Incorporation(2)

3.5	Certificate of Amendment of Articles of Incorporation(7)

4.1	Specimen Stock Certificate(1)

4.2	Form of 15% Guaranteed Convertible Notes(3)

4.3	Form of Series X Share Purchase Warrant(3)

4.4	2000 Stock Option Plan(2)

4.5	2004 Stock Option Plan(9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson(4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson(4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC (5)

Exhibit	Description of Exhibit
Number

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson(6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson(6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson(10)

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson(10)

10.8	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson

10.9	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Howard Thomson

14.1	Code of Ethics(10)

21.1	List of Subsidiaries

23.1	Consent of Morgan & Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on July 30, 2004.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2005 and April 30, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2005	Year Ended April 30, 2004
Audit Related Fees	$14,413	$12,080
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$14,413	$12,080

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
Director
Date: August 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: August 11, 2005

By:	/s/ Howard Thomson
HOWARD THOMSON
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: August 11, 2005

By:	/s/ Paul Wagorn
PAUL WAGORN
Chief Operating Officer
Director
Date: August 11, 2005