Form 10QSB
period 2005-07-31
WORLDBID CORP
filed 2005-09-19
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

 ☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________to ________

Commission File Number 000-26729

WORLDBID CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification)
organization)

810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 332-1752
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 19, 2005, the Issuer had 5,051,131 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Worldbid” and “our company” mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2005	2005

ASSETS

Current
Cash and cash equivalents	$72,466	$78,682
Trade accounts receivable	2,593	1,984
Receivables, other	812	3,611
	75,871	84,277
Security Deposits	29,937	29,645
Equipment, net	1,516	1,617

	$107,324	$115,539

LIABILITIES

Current
Accounts payable and accrued liabilities	$269,620	$274,717
Shareholder loans	21,680	21,680
Deferred income	20,564	18,285
Notes payable	20,000	20,000
	331,864	334,682

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
500,000,000 common shares, par value $0.001
1,000,000 preference shares, par value $0.0001
Issued:
126,194,694 common shares	126,194	126,194

Additional Paid-In Capital	7,810,678	7,810,678
Contributed Surplus	38,200	38,200
Deficit	(8,159,123)	(8,155,382)
Accumulated Other Comprehensive Income	(40,489)	(38,833)
	(224,540)	(219,143)

	$107,324	$115,539

Liquidity And Future Operations (Note 2)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2005	2004

Revenue	$77,662	$111,778

Expenses
Selling, general and administrative expenses	75,504	114,974
Interest expense	5,798	5,942
Depreciation and amortization	101	9,976
	81,403	130,892

Loss For The Period	(3,741)	(19,114)

Foreign Currency Translation Adjustment	(1,656)	(2,442)

Comprehensive Loss	$(5,397)	$(21,556)

Loss Per Share – Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	126,194,694	126,094,416

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2005	2004

Cash Flows From Operating Activities
Loss for the period	$(3,741)	$(19,114)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Depreciation and amortization	101	9,976
Stock based compensation	-	17,180
Trade accounts receivable	(609)	179
Receivables, other	2,799	106
Accounts payable and accrued expenses	(5,097)	(1,536)
Deferred income	2,279	-
	(4,268)	6,791

Cash Flows From Investing Activity
Equipment purchases	-	(2,023)
Security deposit	(292)	(292)
	(292)	(2,315)

Effect Of Exchange Rate Changes On Cash	(1,656)	(2,442)

Net Increase (Decrease) In Cash And Cash Equivalents	(6,216)	2,034

Cash And Cash Equivalents, Beginning Of Period	78,682	91,618

Cash And Cash Equivalents, End Of Period	$72,466	$93,652

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
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

The unaudited consolidated financial statements of the Company at July 31, 2005 and for the three month period then ended, include the accounts of the Company and its wholly- owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2005 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At July 31, 2005, the Company has negative working capital of $255,993. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)
3.	STOCK BASED COMPENSATION

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.

There were no stock options granted during the period.

	2005	2004

Loss for the period, as reported	$(3,741)	$(19,114)

Add: Stock based compensation expense included in net
loss, as reported	-	17,180

Deduct: Stock based compensation expense determined
under fair value method	-	(17,180)

Loss for the period, pro-forma	$(3,741)	$(19,114)

Loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

4.	SUBSEQUENT EVENTS

On September 6, 2005, the Company approved a one for twenty five (1:25) reverse stock split of its issued and outstanding common shares. The reverse split is subject to approval by the NASD.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Recent Developments

Our inability to achieve substantial financing since the beginning of our prior fiscal year ended April 30, 2005 has forced us to continue to reduce our business operations and to forgo our marketing and advertising plans. We believe that market conditions and the unwillingness of investors to finance junior technology companies such as Worldbid have contributed to our inability to raise additional capital. We have undertaken the following measures to reduce our operating costs to achieve substantial financing:

1.	We have maintained our staffing levels to six full-time contract and five part-time personnel.

2.	We have generally attempted to lower all our operating costs.

3.	We have cancelled partnership agreements that did not provide sufficient income to cover costs.

4.	We have limited new partnership arrangements to those that provide an immediate revenue stream.

We continued to reduce operating costs while maintaining revenues during our first quarter ended July 31, 2005. However, we continue to have a working capital deficit and require additional financing to continue our operations.

RESULTS OF OPERATIONS

First Quarter Summary

	First Quarter Ended July 31,
	2005	2004	Percentage Increase
			/ (Decrease)
Revenue	$77,662	$111,778	(30.5%)
Expenses	$81,403	$130,902	(37.8%)
Net Loss	$(3,741)	$(19,114)	(80.4%)

Revenues

Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the three months ended July 31, 2005 decreased to $66,262, representing 85% of our total revenues, compared to $111,778 for the three months ended July 31, 2004, representing 100% of total revenues. Revenues in connection with partnership arrangements are equal to approximately 7%. Our revenues from advertising sales increased from zero during the quarter ended July 31, 2004 to $11,379 during the comparative quarter in 2005 and reflects the overall increase in internet advertising.

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

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	First Quarter Ended July 31,
	2005	2004	Percentage Increase
			/ (Decrease)
Selling, general and administrative expenses	$75,504	$114,984	(62.3%)
Interest Expense	$5,798	$5,942	(2.4%)
Depreciation and amortization	$101	$9,976	(99.9%)
Total Expenses	$81,403	$130,902	(58.2%)

The decrease in our operating expenses and selling, general and administrative expenses from $114,984 to $75,504 was primarily due to the reduction in stock based compensation expenses from $17,180 for the three months ended July 31, 2004 to $Nil during the comparative period in 2005.

This decrease in our selling, general and administrative expenses reflects our decision to scale back our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense decreased marginally to $5,798 for the three months ended July 31, 2005, compared to $5,942 for the three months ended July 31, 2004, representing a decrease of 2.4% . The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. We anticipate that our interest expense will decline substantially due the fact that our convertible notes have matured.

During the three months ended July 31, 2005, we incurred amortization of debt discount expense of $101 compared to $9,976 for the three months ended July 31, 2004, representing a decrease of $9,875. This expense has no impact on our cash flow.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation in order to fund our operations during 2005. Stock based compensation expense included in selling, general and administrative expenses was $Nil during the three months ended July 31, 2005 compared to $17,180 for the three months ended July 31, 2004.

We did not issue any options during the three months ended July 31, 2005. From time to time we may grant a significant number of options to purchase common stock to non-employees.

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

Net Loss

We recorded net loss of $(3,741) for the three months ended July 31, 2005, compared to a loss of $(19,114) for the three months ended July 31, 2004 representing a decrease of $(15,373).

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended July 31,
	2005	2004
Net Cash used in Operating Activities	$(4,268)	$6,791
Net Cash used in Investing Activities	$(292)	$(2,315)
Net Cash from Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(6,216)	$2,034

Working Capital

			Percentage
			Increase /
	At July 31, 2005	At April 30, 2005	(Decrease)
Current Assets	$75,871	$84,277	(10%)
Current Liabilities	$331,864	$334,682	(1%)
Working Capital Surplus (Deficit)	$(255,993)	$(250,405)	2.2%

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the three months ended July 31, 2005. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of July 31, 2005. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $250,000. On December 31, 2004, all convertible notes matured. An aggregate of $20,000 was not converted and has been reclassified as notes payable with interest accruing at 15% per year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found under the heading “Business and Significant Accounting Policies” in our consolidated audited financial statements included in Item 7 of our Form 10-KSB for the year ended April 30, 2005. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

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

If We Never Generate Operating Profit, Then Our Business Will Fail

As of July 31, 2005, our accumulated deficit was $8,159,123. We sustained a $1,656 comprehensive loss for the three months ended July 31, 2005. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

Our common shares are traded on the OTC Bulletin Board under the symbol "WBDC". Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Our stock price is at an all-time low and there is no assurance that our stock price will recover to previous levels. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, the trading volume of our shares on the OTC Bulletin Board has been limited to date. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

ITEM 3.                CONTROLS AND PROCEDURES

(A)      Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 30, 2005. We are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

On September 6, 2005, our board of directors approved a one for twenty five (1:25) reverse stock split of our issued and outstanding common shares. The reverse stock split was effected on September 19, 2005. In connection with the reverse stock split, our authorized capital was decreased from 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.001 to 20,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.001. Following the effectiveness of our reverse stock split, we have 5,051,131 shares of our common stock issued and outstanding.

In connection with the completion of our reverse stock split our stock symbol on the Over-The-Counter Bulletin Board was changed to “WBDC” effective September 19, 2005.

ITEM 6.                EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment of Articles of Incorporation.(1)
3.3	By-Laws of the Company.(1)
3.4	Certificate of Amendment of Articles of Incorporation.(2)
3.5	Certificate of Amendment of Articles of Incorporation.(7)
3.6	Certificate of Change Pursuant to NRS 78.209.
4.1	Specimen Stock Certificate.(1)
4.2	Form of 15% Guaranteed Convertible Notes.(3)
4.3	Form of Series X Share Purchase Warrant.(3)
4.4	2000 Stock Option Plan.(2)
4.5	2004 Stock Option Plan.(9)
10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(4)
10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson.(4)
10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC.(5)
10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(6)
10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson.(6)
10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(10)
10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson.(10)
10.8	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(11)
10.9	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Howard Thomson.(11)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(11)

Exhibit Number	Description of Exhibit
23.1	Consent of Morgan & Company.(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended July 31, 2005 nor have we filed any Current Reports on Form 8-K since July 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

		By:	/s/ Logan B. Anderson
Date:	September 19, 2005		LOGAN B. ANDERSON
President and Chief Executive Officer
Director
(Principal Executive Officer)

		By:	/s/ Howard Thomson
Date:	September 19, 2005		HOWARD THOMSON
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)