Form 10QSB
period 2005-10-31
WORLDBID CORP
filed 2005-12-20
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________to ________

Commission File Number 000-26729

WORLDBID CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA	98230
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2005, the Issuer had 5,051,192 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Worldbid” and “our company” mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	APRIL 30
	2005	2005

ASSETS

Current
Cash and cash equivalents	$57,530	$78,682
Trade accounts receivable	770	1,984
Receivables, other	1,506	3,611
	59,806	84,277
Security Deposits	30,356	29,645
Equipment, net	1,415	1,617

	$91,577	$115,539

LIABILITIES

Current
Accounts payable and accrued liabilities	$296,492	$274,717
Shareholder loans	21,680	21,680
Deferred income	19,078	18,285
Notes payable	20,000	20,000
	357,250	334,682

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
20,000,000 common shares, par value $0.001
(April 30, 2004 - 20,000,000 common shares par
value $0.001)
100,000,000 preference shares, par value $0.001
Issued:
5,054,408 common shares (April 30, 2005 – 5,047,848)	5,054	5,047

Additional Paid-In Capital	7,931,968	7,931,825
Contributed Surplus	38,200	38,200
Deferred Stock Compensation	-	-
Deficit	(8,194,471)	(8,155,382)
Accumulated Other Comprehensive Income	(46,424)	(38,833)
	(265,673)	(219,143)

	$91,577	$115,539

Liquidity And Future Operations (Note 1)

The accompanying notes are an integral part of these financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31		OCTOBER 31
	2005	2004	2005	2004

Revenue	$86,932	$87,871	$164,594	$199,649

Expenses
Selling, general and
administrative
expenses	114,797	116,408	190,291	231,382
Interest expense	7,392	4,504	13,190	10,446
Depreciation and
amortization	101	6,417	202	16,393
	122,290	127,329	203,683	(258,221)

Net Loss For The
Period	(35,358)	(39,458)	(39,089)	(58,572)

Foreign Currency
Translation
Adjustment	(5,935)	(8,766)	(7,591)	(11,208)

Comprehensive Loss	$(41,293)	$(48,224)	$(46,680)	$(69,780)

Net Loss Per Share –
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	5,050,545	5,046,450	5,052,403	5,047,119

The accompanying notes are an integral part of these financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	OCTOBER 31
	2005	2004

Cash Flows From Operating Activities
Loss for the period	$(39,089)	$(58,572)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Depreciation and amortization	202	16,393
Stock based compensation	-	34,360
Trade accounts receivable	1,214	(70)
Receivables, other	2,105	828
Accounts payable and accrued expenses	21,925	10,039
Deferred income	793	-
	(12,850)	2,978

Cash Flows From Investing Activity
Equipment purchases	-	(2,023)
Security deposits	(711)	(1,131)
	(711)	(3,154)
Cash Flows From Financing Activities

Shareholder loans	-	2,001

Effect Of Exchange Rate Changes On Cash	(7,591)	(11,208)

Net Decrease In Cash And Cash Equivalents	(21,152)	(9,383)

Cash And Cash Equivalents, Beginning Of Period	78,682	91,618

Cash And Cash Equivalents, End Of Period	$57,530	$82,235

Supplementary Cash Flow Information

Taxes paid	$-	$-

Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005
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

The unaudited consolidated financial statements of the Company at October 31, 2005, and for the six month period then ended, include the accounts of the Company and its wholly- owned subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2005 are consistent with those used in fiscal 2004. The results of operations for the six months ended October 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2005 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

On September 19, 2005, the Company consolidated its issued and outstanding common shares on a 1 new share for 25 old share basis. All common stock and per share amounts referred to in these consolidated financial statements have been adjusted to reflect the stock consolidation. (See note 4)

2.	LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At October 31, 2005, the Company has negative working capital of $297,444. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	LIQUIDITY AND FUTURE OPERATIONS (continued)

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

There were no stock options granted during the period.

	2005	2004

Loss for the period, as reported	$(39,089)	$(58,572)

Add: Stock based compensation expense included in net
loss, as reported	-	34,360

Deduct: Stock based compensation expense determined
under fair value method	-	(34,360)

Loss for the period, pro-forma	$(39,089)	$(58,572)

Loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

4.	CAPITAL STOCK

On September 6, 2005 the Company issued 4,000 shares of common stock for interest due on the notes payable amounting to $150 and issued 160,000 shares of common stock, not previously issued on the conversion of convertible notes totaling $4,000.

On September 19, 2005, the Company completed a reverse stock split of its authorized and issued common stock on the basis of one new common share for 25 old common shares. All share amounts have been retroactively adjusted for all periods presented.

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

We continued to reduce operating costs while maintaining revenues during our second quarter ended October 31, 2005. However, we continue to have a working capital deficit and require additional financing to continue our operations. Since the beginning of our most recent fiscal quarter ended October 31, 2005 we have experienced the following corporate developments:

1.

On December 9, 2005 our board of directors adopted an amendment to our articles of incorporation removing provisions referring to our principal office or principal place of business and approved an increase in the number of our authorized shares of common stock from 20,000,000 shares of common stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share, and recommended the adoption of these amendments to our articles of incorporation at a special meeting of the stockholders to be held on January 6, 2005.

2.

On September 6, 2005 we issued 4,000 shares of our common stock for interest due on our notes payable amounting to $150 and issued 160,000 shares of common stock, not previously issued on the conversion of convertible notes totalling $4,000.

3.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$86,932	$87,871	(1.1)%	$164,594	$199,649	17.5%
Expenses	$122,290	$127,329	(4)%	$203,683	$258,221	21.1%
Net Loss	$(35,358)	$(39,458)	(10.4)%	$(39,089)	$(58,572)	33.2%

Revenues

Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the six months ended October 31, 2005 increased to $127,846, representing 77.5% of our total revenues, compared to $111,778 for the six months ended October 31, 2004, representing 100% of total revenues. Revenues in connection with partnership arrangements are equal to approximately 7%. Our revenues from advertising sales increased from zero during the quarter ended October 31, 2004 to $22,000 during the comparative quarter in 2005 and reflects the overall increase in internet advertising.

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

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2005	2004	Increase /	2005	2004	Increase /
			(Decrease)			(Decrease)
Selling, General and	$114,797	$116,408	(1.4)%	$190,291	$231,382	(17.7)%
Administrative Expenses

Interest Expense	$7,392	$4,504	64.1%	$13,190	$10,446	26.3%

Depreciation and	$101	$6,417	(98.4)%	$202	$16,393	(98.7)%
Amortization

Total Operating	$122,290	$127,329	(4)%	$203,683	$258,221	(21.2)%
Expenses

The decrease in our operating expenses and selling, general and administrative expenses from $231,382 to $190,291, was primarily due to the reduction in stock based compensation expenses from $17,180 for the six months ended October 31, 2004 to $Nil during the comparative period in 2005.

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

Our interest expense increased to $13,190 for the six months ended October 31, 2005, compared to $10,446 for the six months ended October 31, 2004, representing an increase of 26.3% . The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. We anticipate that our interest expense will decline substantially due the fact that our convertible notes have matured.

During the six months ended October 31, 2005, we incurred amortization of debt discount expense of $nil compared to $9,976 for the six months ended October 31, 2004, representing a decrease of $9,976. This expense has no impact on our cash flow.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation in order to fund our operations during 2005. Stock based compensation expense included in selling, general and administrative expenses was $Nil during the six months ended October 31, 2005 compared to $17,180 for the six months ended October 31, 2004.

We did not issue any options during the six months ended October 31, 2005. From time to time we may grant a significant number of options to purchase common stock to non-employees.

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

Net Loss

We recorded net loss of $(39,089) for the six months ended October 31, 2005, compared to a loss of $(58,572) for the six months ended October 31, 2004 representing a decrease of 33.2% .

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
	Six Months Ended October 31
	2005	2004
Cash Flows from (used in) Operating Activities	$(12,850)	$2,978
Cash Flows from (used in) Investing Activities	$(711)	(3,154)
Cash Flows from (used in) Financing Activities	-	2,001
Net Increase (decrease) in Cash During Period	$(21,152)	$(9,383)

Working Capital
			Percentage
	At October 31,		Increase /
	2005	At April 30, 2005	(Decrease)
Current Assets	$59,806	$84,277	(29)%
Current Liabilities	$357,250	$334,682	6.7%
Working Capital Surplus (Deficit)	$(297,444)	$(250,405)	18.8%

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the six months ended October 31, 2005. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of October 31, 2005. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $33,000 to $35,000 per month. Our current revenues are approximately $27,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

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

These convertible notes were issued to our creditors in consideration of the conversion of indebtedness owed by us in the principal amount of $250,000. On December 31, 2004, all convertible notes matured. An aggregate of $20,000 was not converted and has been reclassified as notes payable with interest accruing at 15% per year. On September 6, 2005 we issued 4,000 shares of our common stock for interest due on our notes payable amounting to $150 and issued 160,000 shares of common stock, not previously issued on the conversion of convertible notes totalling $4,000.

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

G.	The general economic conditions and economic conditions specific to the Internet and electronic commerce; and

H.	With the reduction in staffing levels we no longer employ a full time person responsible for security or technical problems that may occur on the web sites.

These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

If We Never Generate Operating Profit, Then Our Business Will Fail

As of October 31, 2005, our accumulated deficit was $8,194,471. We sustained a $39,089 loss for the six months ended October 31, 2005. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 30, 2005. We are not party to any legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2005 our board of directors adopted an amendment to our articles of incorporation removing provisions referring to our principal office or principal place of business and approved an increase in the number of our authorized shares of common stock from 20,000,000 shares of common stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share, and recommended the adoption of these amendments to our articles of incorporation at a special meeting of the stockholders to be held on January 6, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment of Articles of Incorporation.(1)
3.3	By-Laws of the Company.(1)
3.4	Certificate of Amendment of Articles of Incorporation.(2)
3.5	Certificate of Amendment of Articles of Incorporation.(7)
3.6	Certificate of Change Pursuant to NRS 78.209. (12)
4.1	Specimen Stock Certificate.(1)
4.2	Form of 15% Guaranteed Convertible Notes.(3)
4.3	Form of Series X Share Purchase Warrant.(3)
4.4	2000 Stock Option Plan.(2)
4.5	2004 Stock Option Plan.(9)
10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(4)
10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson.(4)
10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC.(5)
10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(6)
10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson.(6)
10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(10)
10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson.(10)
10.8	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(11)
10.9	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Howard Thomson.(11)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.(11)

Exhibit
Number	Description of Exhibit
23.1	Consent of Morgan & Company.(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(12)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the three months ended July 31, 2005 filed with the SEC on September 19, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended October 31, 2005 nor have we filed any Current Reports on Form 8-K since October 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date:	December 20, 2005	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date:	December 20, 2005	By:	/s/ Howard Thomson
HOWARD THOMSON
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)