Form 10QSB
period 2006-01-31
WORLDBID CORP
filed 2006-03-22
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

(360) 201-0400
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2006, the Issuer had 5,054,408 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Worldbid” and “our company” mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2006	2005

ASSETS
Current
Cash and cash equivalents	$66,108	$78,682
Trade accounts receivable	1,015	1,984
Receivables, other	4,560	3,611
	71,683	84,277
Security Deposits	30,639	29,645
Equipment, net	1,314	1,617

	$103,636	$115,539

LIABILITIES
Current
Accounts payable and accrued liabilities	$308,389	$274,717
Shareholder loans	21,680	21,680
Deferred income	20,057	18,285
Advances payable	20,000	20,000
	370,126	334,682

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
500,000,000 common shares, par value $0.001
(April 30, 2005 - 20,000,000 common shares, par
value $0.001)
100,000,000 preference shares par value $0.001
Issued:
5,054,408 common shares (April 30, 2005 –
5,047,848)	5,054	5,047

Additional Paid-In Capital	7,931,968	7,931,825
Contributed Surplus	38,200	38,200
Deficit	(8,196,319)	(8,155,382)
Accumulated Other Comprehensive Income	(45,393)	(38,833)
	(266,490)	(219,143)

	$103,636	$115,539

Liquidity And Future Operations (Note 2)

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31		JANUARY 31
	2006	2005	2006	2005

Revenue	$99,194	$72,020	$263,788	$271,669

Expenses
Selling, general and
administrative
expenses.	96,830	108,046	287,121	339,428
Interest expense	4,111	4,997	17,301	15,443
Depreciation and
amortization	101	101	303	16,494
	101,042	113,144	304,725	371,365

Net Income (Loss) For
The Period	(1,848)	(41,124)	(40,937)	(99,696)

Foreign Currency
Translation
Adjustment	1,031	291	(6,560)	(10,917)

Comprehensive
Income (Loss)	$(817)	$(40,833)	$(47,497)	$(110,613)

Net Loss Per Share –
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number Of Common
Shares Outstanding	5,054,408	5,047,788	5,051,343	5,047,342

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	JANUARY 31
	2006	2005

Cash Flows From Operating Activities
Net income (loss) for the period	$(40,937)	$(99,696)
Items not involving cash:
Depreciation and amortization	303	16,494
Stock based compensation	-	45,811
Trade accounts receivable	969	(1,621)
Receivables, other	(949)	4,382
Accounts payable and accrued expenses	33,822	24,229
Deferred income	1,772	-
Net cash used in operating activities	(5,020)	(10,401)

Cash Flows From Investing Activity
Equipment purchases	-	(2,023)
Net cash used in investing activities	-	(2,023)

Cash Flows From Financing Activities
Security deposits	(994)	(960)
Net cash provided by financing activities	(994)	(960)

Effect Of Exchange Rate Changes On Cash	(6,560)	(10,917)

Net (Decrease) Increase In Cash And Cash Equivalents	(12,574)	(24,301)

Cash And Cash Equivalents, Beginning Of Period	78,682	91,618

Cash And Cash Equivalents, End Of Period	$66,108	$67,317

See accompanying notes to the unaudited financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
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

The unaudited consolidated financial statements of the Company at January 31, 2006, and for the nine month period then ended, include the accounts of the Company and its wholly- owned subsidiary, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2006 are consistent with those used in fiscal 2005. The results of operations for the nine months ended January 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2006. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2005 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	LIQUIDITY AND FUTURE OPERATIONS

The Company has sustained net losses and negative cash flows from operations since its inception. At January 31, 2006, the Company has negative working capital of $298,443. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources. Management is seeking to increase revenues through continued marketing of its services; however, additional funding will be required.

Management is working to obtain sufficient working capital from external sources in order to continue operations. There is, however, no assurance that the aforementioned events, including the receipt of additional funding, will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	STOCK BASED COMPENSATION

Effective December 15, 2005, the Company adopted the fair value method of accounting for stock based compensation. In accordance with FASB No. 123, ”Share Based Payment”, on a prospective basis. Prior to December 15, 2005, the Company accounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.

There were no stock options granted during the period.

	2006	2005

Loss for the period, as reported	$(40,937)	$(99,696)

Add: Stock based compensation expense included in net
loss, as reported	-	45,811

Deduct: Stock based compensation expense determined
under fair value method	-	(45,811)

Loss for the period, pro-forma	$(40,937)	$(99,696)

Loss per share (basic and diluted), as reported	$(0.01)	$(0.01)

Loss per share (basic and diluted), pro-forma	$(0.01)	$(0.01)

4.	CAPITAL STOCK

On September 19, 2005, the Company completed a reverse stock split of its authorized and issued common stock on the basis of one new common share for 25 old common shares. All share amounts have been retroactively adjusted for all periods presented.

On December 9, 2005, the Company increased authorized share capital of the Company from 120,000,000 shares, comprised of 20,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share, to 600,000,000 shares, comprised of 500,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.

On January 6, 2006, options to purchase 10,150,000 shares of common stock expired unexercised. As at January 31, 2006 there are no outstanding stock options.

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

We continued to reduce operating costs while maintaining revenues during our third quarter ended January 31, 2006. However, we continue to have a working capital deficit and require additional financing to continue our operations. Since the beginning of our most recent fiscal quarter ended January 31, 2006 we have experienced the following corporate developments:

1.
During the quarter we approved an offering of 10% convertible notes for proceeds of up to $400,000. The convertible notes will be due on April 30, 2008 and bear interest at a rate of 10% per annum. The notes will be convertible at the option of the noteholder into shares of Worldbid’s common stock at a price equal to the lesser of $0.20 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion. As of the date of this quarterly report we have not issued any convertible notes.

2.

We entered into a web service agreement with Eutilia NV ("Eutilia"), a Netherlands Corporation dated effective December 21, 2005. Under the terms of the agreement Worldbid provides a licence to Eutilia to use Worldbid technology and content and will produce and maintain a customized version of Worldbid's international marketplace website at the URL www.eutilia.net. Pursuant to the terms of the agreement Eutilia will provide marketing and sales support for the marketplace and revenue will be shared between both parties as further set out in the agreement. The agreement is for a term of one year.

3.

On December 9, 2005 our board of directors adopted an amendment to our articles of incorporation removing provisions referring to our principal office or principal place of business and approved an increase in the number of our authorized shares of common stock from 20,000,000 shares of common stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share. We adopted these amendments to our articles of incorporation at a special meeting of the stockholders held on January 6, 2006. Amended and Restated Articles were filed with the Nevada Secretary of State on January 13, 2006 pursuant to the special meeting held January 6, 2006.

4.

On September 6, 2005 we issued 4,000 shares of our common stock for interest due on our notes payable amounting to $150 and issued 160,000 shares of common stock, not previously issued on the conversion of convertible notes totalling $4,000.

5.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$99,194	$72,020	37.7%	$263,788	$271,669	(2.9)%
Expenses	$101,042	$113,144	(10.7)%	$304,725	$371,365	(17.9)%
Net Loss	$(1,848)	$(41,124)	(95.5)%	$(40,937)	$(99,696)	(58.9)%

Revenues

Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the nine months ended January 31, 2006 decreased to $213,793, representing 78.7% of our total revenues, compared to $271,669 for the nine months ended January 31, 2005, representing 100% of total revenues. Revenues in connection with partnership arrangements are minimal in both 2005 and 2006. Our revenues from advertising sales increased from nil during the quarter ended January 31, 2005 to $16,616 during the comparative quarter in 2006 and reflect the overall increase in internet advertising.

Our revenues from membership subscriptions and partnership fees for the past nine months have decreased by 24% over nine months ending January 31, 2005, however revenues from advertising have increased from zero to $49,995 during the same period. This is mainly due to a slight change in emphasis in an effort to further reduce costs with minimal affect on total revenue. We anticipate that revenue from advertisements may continue to increase during our current fiscal year. Revenues from our Worldbid global payment services and data mining services were minimal during 2006.

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Selling, General and	$96,830	$108,046	(10.4)%	$287,121	$339,428	(15.4)%
Administrative Expenses

Interest Expense	$4,111	$4,997	(17.7)%	$17,301	$15,443	12.0%

Depreciation and	$101	$101	-	$303	$16,494	(98.2)%
Amortization

Total Operating	$101,042	$113,144	(10.7)%	$304,725	$371,365	(17.9)%
Expenses

The decrease in our operating expenses and selling, general and administrative expenses from $371,365 to $304,725 was primarily due to the reduction in selling, general and administrative expenses for the nine months ended January 31, 2006 and decrease in depreciation and amortization expenses.

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

Our interest expense increased to $17,301 for the nine months ended January 31, 2006, compared to $15,443 for the nine months ended January 31, 2005, representing an increase of 12%. The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. We anticipate that our interest expense will decline substantially due the fact that our convertible notes have matured.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation in order to fund our operations during 2005 and 2006. Stock based compensation expense included in selling, general and administrative expenses was $Nil during the nine months ended January 31, 2006 compared to $45,811 for the nine months ended January 31, 2005.

We did not issue any options during the nine months ended January 31, 2006. On January 6, 2006, options to purchase 10,150,000 shares of common stock expired unexercised. As at January 31, 2006, there are no outstanding stock options. From time to time we may grant a significant number of options to purchase common stock to non-employees.

Effective December 15, 2005, we adopted the fair value method of accounting for stock based compensation. In accordance with FASB No. 123, ”Share Based Payment”, on a prospective basis. Prior to December 15, 2005, we accounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.

Net Loss

We recorded a net loss of $(40,937) for the nine months ended January 31, 2006, compared to a loss of $(99,696) for the nine months ended January 31, 2005 representing a decrease of 58.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Nine Months Ended January 31
	2006	2005
Cash Flows used in Operating Activities	$(5,020)	$(10,401)
Cash Flows used in Investing Activities	-	$(2,023)
Cash Flows used in Financing Activities	$(994)	$(960)
Effect of Exchange Rate Changes on Cash	$(6,560)	$(10,917)
Net decrease in Cash During Period	$(12,574)	$(24,301)

Working Capital
			Percentage
			Increase /
	At January 31, 2006	At April 30, 2005	(Decrease)
Current Assets	$71,683	$84,277	(14.9)%
Current Liabilities	$370,126	$334,682	10.6%
Working Capital Deficit	$(298,443)	$(250,405)	19.2%

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the nine months ended January 31, 2006. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our chief executive officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of January 31, 2006. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $32,000 to $34000 per month. Our current revenues are approximately $30,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

We are presently pursuing additional financing and we anticipate that any additional financing would be through sales of convertible notes, as discussed below, sales of our common stock or through loans from our shareholders. During the quarter we approved an offering of 10% convertible notes for proceeds of up to $400,000. The convertible notes will be due on April 30, 2008 and bear interest at a rate of 10% per annum. The notes will be convertible at the option of the noteholder into shares of Worldbid’s common stock at a price equal to the lesser of $0.20 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion. As of the date of this quarterly report we have not issued any convertible notes.

Credit Card Facility

We have paid a security deposit of $20,000 in respect of a credit facility. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

We have paid a security deposit of $20,000 in respect of a credit facility. Credit card charge-backs represent amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

On December 31, 2004, all convertible notes matured. All except an aggregate of $20,000 were not converted and are classified as notes payable with interest accruing at 15% per year. On September 6, 2005 we issued 4,000 shares of our common stock for interest due on our notes payable amounting to $150 and issued 160,000 shares of common stock, not previously issued on the conversion of convertible notes totalling $4,000.

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

Stock Based Compensation

Effective December 15, 2005, we adopted the fair value method of accounting for stock based compensation. In accordance with FASB No. 123, ”Share Based Payment”, on a prospective basis. Prior to December 15, 2005, we accountedaccounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.

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

Effective December 15, 2005, we adopted the fair value method of accounting for stock based compensation. In accordance with FASB No. 123, ”Share Based Payment”, on a prospective basis. Prior to December 15, 2005, we accounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.

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

If We Never Generate Operating Profit, Then Our Business Will Fail

As of January 31, 2006, our accumulated deficit was $8,196,319. We sustained a $99,696 loss for the nine months ended January 31, 2006. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 6, 2006, at a special meeting of the stockholders of Worldbid the following resolutions were adopted:

Resolution	For	Against	Withheld / Abstained
Increase in authorized shares of Common Stock from 20,000,000 shares of common stock to 500,000,000 shares of common stock	2,931,392	100,000	0
Deletion of Article 2 of Articles of Incorporation	2,931,392	100,000	0

Following the special meeting, Amended and Restated Articles were filed with the Nevada Secretary of State on January 13, 2006.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment of Articles of Incorporation.(1)

3.3	By-Laws of Worldbid.(1)

3.4	Certificate of Amendment of Articles of Incorporation.(2)

3.5	Certificate of Amendment of Articles of Incorporation.(7)

3.6	Certificate of Change to Articles of Incorporation. (12)

3.7	Amended and Restated Articles of Incorporation filed January 13, 2006.

3.8	By-Laws of the Company.(1)

4.1	Specimen Stock Certificate.(1)

4.2	Form of 15% Guaranteed Convertible Notes.(3)

4.3	Form of Series X Share Purchase Warrant.(3)

4.4	2000 Stock Option Plan.(2)

4.5	2004 Stock Option Plan.(9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson.(4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC.(5)

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson.(6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(10)

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson.(10)

10.8	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(11)

10.9	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Howard Thomson.(11)

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(10)

21.1	List of Subsidiaries.(11)

23.1	Consent of Morgan & Company.(11)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(12)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the three months ended July 31, 2005 filed with the SEC on September 19, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the quarterly period ended January 31, 2006 nor have we filed any Current Reports on Form 8-K since January 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date:	March 17, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date:	March 17, 2006	By:	/s/ Howard Thomson
HOWARD THOMSON
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)