Form 10KSB
period 2006-04-30
WORLDBID CORP
filed 2006-08-14
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-26729

WORLDBID CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

810 Peace Portal Drive, Suite 201
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 201-0400
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [           ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

State issuer's revenues for its most recent fiscal year $332,673.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act.) $1,328,964 as of April 28, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,054,408 Shares of Common Stock as of April 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

WORLDBID CORPORATION
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2006

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Quarterly Repots on Form 10-QSB and our Current Reports on Form 8-K. These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “Worldbid” mean Worldbid Corporation and its subsidiary, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

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

Recent Developments

We continued to reduce operating costs while maintaining revenues during our year ended April 30, 2006. However, we continue to have a working capital deficit and require additional financing to continue our operations. Since the end of our fiscal year ended April 30, 2005, we have experienced the following corporate developments:

1.

On July 31, 2006, we closed an offering of 10% convertible notes for proceeds of $190,000. The 10% Convertible Notes were issued on August 11, 2006 to 14 subscribers pursuant to Regulation S of the Securities Act. The convertible notes are due on April 30, 2008 and bear interest at a rate of 10% per annum. The notes are convertible at the option of the noteholder into shares of our common stock at a price equal to the lesser of $0.20 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion.

2.

On July 10, 2006, Dr. William Charles Tao was appointed as a member of our board of directors. Dr. Tao obtained his Ph.D. in Chemical Engineering and Chemical Physics from the Stanford University. Since 1979, Dr. Tao has acted in such capacities as consultant, managing director, and officer in many different fields, including natural resources, capital financing, international trade, and chemical engineering.

3.

On June 19, 2006, we approved a private placement of up to 4,000,000 units at a price of $0.75 US per unit, to raise gross proceeds of $3,000,000. We may pay a commission of up to 10% of the purchase price of the units subject to applicable securities requirements, and may issue warrants to eligible brokers or finders of up to 10% the number of units sold in the offering at a price of $0.85 per share.

4.

In April, 2006, we entered into negotiations for the acquisition of Royalite Petroleum Corp. (“Royalite”), a Nevada company engaged in the exploration and development of oil and gas properties. Under the terms of the proposed acquisition, it is expected that we would issue 25,000,000 of our common stock in exchange for 100% of the shares of Royalite. It is also expected that we will spin-off our existing subsidiary Worldbid Canada Corporation to our existing shareholders prior to issuance of the shares to the shareholders of Royalite. Our negotiations with Royalite are ongoing. We can provide no assurance that the negotiations for the acquisition of Royalite will be successful.

5.

We entered into a web service agreement with Eutilia NV ("Eutilia"), a Netherlands Corporation dated effective December 21, 2005. Under the terms of the agreement, we provide a license to Eutilia to use Worldbid technology and content and will produce and maintain a customized version of Worldbid's international marketplace website at the URL www.eutilia.net. Pursuant to the terms of the agreement, Eutilia will provide marketing and sales support for the marketplace and revenue will be shared between both parties as further set out in the agreement. The agreement is for a term of one year.

6.

On December 9, 2005, our board of directors adopted an amendment to our Articles of Incorporation removing provisions referring to our principal office or principal place of business and approved an increase in the number of our authorized shares of common stock from 20,000,000 shares of common stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share. We adopted these amendments to our Articles of Incorporation at a special meeting of the stockholders held on January 6, 2006. The Amended and Restated Articles were filed with the Nevada Secretary of State on January 13, 2006 following stockholder approval at our special meeting of stockholders held January 6, 2006.

7.

On September 6, 2005, we issued 160 shares of our common stock for interest due on our notes payable amounting to $150 and issued 6,400 shares of common stock, not previously issued on the conversion of convertible notes that occurred prior to April 30, 2005 totaling $4,000.

8.

On September 6, 2005, our board of directors approved a one-for-twenty-five (1:25) reverse stock split of our issued and outstanding common shares. The reverse stock split was effected on September 19, 2005. In connection with the reverse stock split, our authorized capital was decreased from 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.001 to 20,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.001. In connection with the completion of our reverse stock split, our stock symbol on the Over-The-Counter Bulletin Board was changed to “WBDC” effective September 19, 2005.

Proposed Acquisition of Royalite Petroleum Corp.

During our second quarter ended June 30, 2006, we entered into negotiations for the acquisition of Royalite Petroleum Corp. ("Royalite"), a Nevada company engaged in the exploration and development of oil and gas properties. Royalite holds the exclusive right to use all information relating to minerals and hydrocarbons in the State of Utah derived from a proprietary sensing technology known as the "Moore Radiometer" (the "Technology"). Royalite has leased 10,127 acres for oil and gas exploration in the Sanpete and Piute Counties, Utah and intends to acquire additional properties in Sevier Valley, Utah based on information derived from use of the Technology.

Under the terms of the proposed acquisition, it is expected that we would issue approximately 25,000,000 of our common shares in exchange for 100% of the shares of Royalite. It is also expected that we will spin-off our existing subsidiary Worldbid Canada Corporation to our existing shareholders prior to issuance of shares to the shareholders of Royalite. There is no assurance that the acquisition transaction will be completed. The transaction is still in negotiations, and is subject to the completion of due diligence and the entry into a definitive agreement between the parties. If we complete the transaction with Royalite, of which there is no assurance, we intend to pursue the business of Royalite and spin-off the business presently conducted by our subsidiary Worldbid Canada Corporation to our shareholders.

CORPORATE ORGANIZATION

Incorporation

We were incorporated pursuant to the laws of the State of Nevada on August 10, 1998.

Subsidiaries

We carry out our web site development and operation activities through our wholly owned subsidiary, Worldbid Canada Corporation, a British Columbia company that was incorporated on November 5, 1999 in the Province of British Columbia, Canada.

INDUSTRY BACKGROUND

Market Opportunity

We have identified a need in the international business community for an Internet web site that can connect businesses involved in national and international trade at an economical cost. The traditional methods of information delivery and communications between businesses involved in international trade, including trade magazines, telephone and trade conferences, contain inherent inefficiencies, including:

(a)	Traditional media, such as trade publications and print media, are costly and offer limited circulation;

(b)	Expansion of business beyond traditional boundaries is expensive due to the high cost of marketing, travel and promotional expenses; and

(c)	Language barriers limit the ability of businesses to communicate.

The Internet provides a medium for business throughout the world to communicate and start the process of entering into business transactions. We have developed the Worldbid web sites with the objective of capitalizing on the demand for a world trade Internet web site.

THE WORLDBID WEB SITES

Our principal web site is located on the Internet at “www.worldbid.com” and is referred to by us as the Worldbid web site. We have also developed additional one hundred sub-sites of our principal web site that operate in conjunction with our principal web site to expand the scope of the businesses that we target. We refer to these web sites as the Worldbid web sites and the Worldbid network.

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

Registration

Except for specific limited exemptions, each business that wishes to take advantage of the Worldbid web sites is required to register with us and pay a subscription prior to posting any offer to sell or request for tender. Businesses are required to register during an on-line Internet session. Each business is required to provide basic information regarding their business and identity and to complete a simple questionnaire. After registration and payment, the business is permitted to post notices of offers, view notices posted by other businesses, and receive e-mail notifications of offers from other businesses.

Buyers

Each business interested in purchasing a product is given the opportunity to post a request for tender or procurement or an offer to buy on the Worldbid web sites. Each business user selects the applicable category for their area of interest and enters in a description of the products or services sought, together with their contact and e-mail information. Each of these posted offers to buy or requests for tender is automatically delivered by e-mail to each business that has registered on the Worldbid web sites and entered its contact information with the request that it be given information regarding specific products or services. Each business can also enter its e-mail address in order to receive e-mail notifications from potential sellers in their category of interest.

Sellers

Each business that is interested in completing a sale is given the opportunity to post offers to sell on the Worldbid web sites. Each business user selects a category of their offer for sale and then enters in a description of the products or services to be sold, together with the business users’ contact and e-mail information. Each of these posted offers to sell is automatically delivered by e-mail to each business that has registered on the Worldbid web sites and entered its contact information with the request that it be given information regarding specific products or services that are offered for sale. Each registered business that is interested in completing a sale can also enter its e-mail address in order to receive e-mail notifications from potential purchasers in its category of interest.

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

Current Use of the Worldbid Web Site

We launched the Worldbid web site in January 1999. Since its launch, the Worldbid web site has grown to approximately 1,000,000 trade leads in approximately 1,000 separate industry categories and sub-categories. Approximately 474,000 companies have signed up as registered users of the Worldbid web sites, of which only a portion are paying subscribers as we determined to grandfather all users who registered prior to our implementation of subscription fees. Currently, new companies are registering as members of our Worldbid web sites at the rate of approximately 200 per day. The Worldbid web sites receive over 2 million page views each month, have generally between 300-1000 trade opportunities posted each day, and over 6 million trade notifications per month are emailed out to registered businesses who have requested them. Our experience is that approximately 75% of the businesses that have registered to use our Worldbid web sites are residents of countries outside of the United States.

FEATURES OF THE WORLDBID WEB SITES

Categories

The Worldbid web sites have a broad variety of business categories and sub-categories (currently numbering approximately 1,000), allowing us to serve a wide variety of business and government users. Users can also request additional categories and sub-categories. We believe that this flexible format enables us to attract a broad range of businesses that presently do not have any conventional means of requesting tenders or obtaining requests for their products or services. The global nature of the Internet and its ability to be accessed throughout the world enable the Worldbid web sites to be used by businesses to access markets outside their geographic region.

Company Showrooms

We have developed a service that allows our registered users to build a “company showroom,” or product catalogue, on our Worldbid web site and be listed in the company directory that we have generated. This service, which has quickly grown to include over 10,000 company showrooms containing 32,000 items, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

Request-for-Quote (“RFQ”) Engine

We have developed a Request-for-Quote (“RFQ”) engine which allows clients to submit quotations, tenders and requests for quotes to other Worldbid clients. The RFQ engine also provides for a negotiation system and a RFQ/case tracking tool. This system provides a means for clients to pursue a more formal and detailed form of communication and negotiation, while at the same time enables Worldbid to become more deeply integrated into the negotiation/tendering process.

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

THE WORLDBID NETWORK OF WEB SITES

Overview

Our objective for the Worldbid web sites is to attract international businesses of all types and sizes and assist them to engage in business transactions. Some of these businesses may wish to conduct their on-line affairs in a local language or market and so might desire a regional web site. Other businesses may wish to focus on a specific industry, and so may desire an industry specific web site. To address this perceived demand, we have created a network of Worldbid “sub-sites” that we refer to as the “Worldbid Network.”

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

We evaluate potential partners on the following important criteria:

(i)	Number of registered users,
(ii)	Number of paying users,
(iii)	Number and quality of trade leads,
(iv)	Homepage traffic,
(v)	Company longevity, financing, and reputation,
(vi)	Talent and experience of personnel,
(vii)	Web-Site content,
(viii)	Advertising contacts, and
(ix)	Business partnerships.

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

The terms of the strategic alliance agreements are negotiated with each partner on a case by case basis. Accordingly, the specific terms of each agreement will vary. In addition, we may determine to significantly alter the structure of our strategic alliances with future partners. While we refer to the businesses with whom we enter into strategic alliances as “partners,” these businesses are not true legal partners and our sub-site strategic alliances are not structured or operated as legal partnerships.

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

Technical Features of Worldbid Network

Our regional sub-sites currently comprise user interfaces in 12 languages: English, Spanish, French, Simplified Chinese, Japanese, Korean, Dutch, Italian, Portuguese, Romanian, Russian, and Turkish. Our industry sub-sites’ user interfaces are currently all in English.

All Worldbid Network sites are now co-located at Pacific Coast Net, an Internet service provider in Victoria, British Columbia, Canada. All sites share the same front-end and back-end software, designed and developed in-house. Our software allows us to automatically spawn complete new sub-sites into the Worldbid Network, without requiring any additional software development. As well, the software features a proprietary database architecture which enables the sub-sites to be linked to our “parent site” (i.e., Worldbid.com), but remain independent. Linking the sub-sites to our parent site enables us to allow trade lead data from our parent site to be posted on sub-sites, and vice versa. The trade lead data can be filtered between sites based on defined parameters, such as region or industry.

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

REVENUE MODEL

We currently earn revenue by providing the following services through our Worldbid web sites:

1.	Sales of membership subscriptions to businesses using our Worldbid web sites;

2.	Up-front fees for partnership arrangements where we are paid for our web site development services;

3.	Sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web sites to businesses; and

4.	Revenue sharing arrangements for web sites that are operated pursuant to partnership or strategic alliance arrangements.

We also earn revenues through revenue sharing arrangements for web sites that are operated pursuant to partnership or strategic alliance arrangements.

Membership Subscription Fees

In 2001, we commenced the process of changing the structure of the Worldbid web sites from a free service to a fee-paying subscription membership structure. We are currently selling membership subscriptions for the parent site for $599 per annum to new subscribers. The membership fee is payable in monthly, quarterly, or annual installments. The sub-sites vary in their membership subscription fees. We have determined to stop our previous practice of offering free trial periods to prospective new members. We do not require those original members who signed up prior to our implementation of subscription fees to pay subscription membership fees. Accordingly, we only earn subscription membership fees from new members. Although there are no assurances, we may in the future determine to impose the payment of a subscription membership fee on our original members as a condition of their continued use of the Worldbid web sites.

For sub-sites, we currently negotiate to require our sub-site partners to pay an upfront non-refundable deposit against future sales of sub-site subscription memberships. These non-refundable advance payments against membership subscription sales are negotiated on a case-by-case basis. There is no assurance that we will be able to obtain these non-refundable advance payments.

Revenues from sales of membership subscriptions currently account for in excess of approximately 65% of our revenues.

Up-front Fees from Partnership Arrangements

The Worldbid.com partners program was developed in order to increase and enhance multi-industry trade around the world. The Worldbid Network consists of regional partners (such as WorldbidArgentina.com) and category-specific industry Partners (such as WorldbidFashion.com). The network provides broad international reach to companies of all sizes around the world. It facilitates 24-hour access to local, national, and international markets linking various trade sectors in 100 countries around the world. Each site creates its own regional or industry trade market while driving its trade leads to each Worldbid.com site. In this way, the partnerships work to the mutual benefit of all. Businesses that want to participate in the partners program need to pay an up front fee .

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

Revenues from sales of advertising currently accounts for 20%of our revenues. We plan to continue to attempt to generate advertising revenues. This area of income continues to grow and we plan to pursue additional sources of advertising revenue.

Revenue Sharing from Partnership Arrangements

We also earn revenues through revenue sharing arrangements for web sites that are operated pursuant to partnership or strategic alliance arrangements. We are relying on these partners to market our Worldbid sub-

sites and to attract business in the particular region or industry that the sub-site is focused on. There is no assurance that our partners will be successful in attracting new businesses to the Worldbid web sites or creating public recognition of our Worldbid web sites in the target market. The failure of our partners to attract new businesses and create public recognition in any target market will mean that we may not create revenues from the sub-site that exceed our costs of development and operation of the sub-site, with the result that our business and financial condition will be harmed.

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

Future Revenue Streams

We will continually evaluate alternate revenue streams for the Worldbid web sites. As usage of the Worldbid web sites grows the amount of relevant trade information on our web sites increases. We view this information of potential value to businesses and we will continually evaluate means to earn revenue from this opportunity.

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

Our establishment of the Worldbid Network and the sub-site strategic alliances that we have entered into for the operation and the marketing of Worldbid sub-sites are key components of this marketing strategy. See above under “The Worldbid Network of Web Sites.” In addition, we have recently entered into several significant referral arrangements for the Worldbid web sites.

We are presently party to the following referral arrangements:

1.

We have entered into a referral agreement with the Federation of International Trade Associations (FITA). We have created a customized site that includes all of the functionality of Worldbid’s parent site and the colors are styled after FITA’s website. This site is entitled “FITA’s Buy Sell Exchange.” Under this agreement FITA agrees to aggressively market the customized site through well placed links on fita.org website, and by featuring the customized site in FITA’s bi-weekly email newsletter. Worldbid shares subscription and advertising revenue that is generated from the customized site. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

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

3.

We entered into a contractor agreement with Ningbo Free Trade Zone World E-Commercial Affairs Co. Lt. (the “Contractor”) pursuant to which we agreed to, among other things: (i) develop and operate a website entitled www.worldbidchina.com (the “China Website”); (ii) provide ancillary services in connection thereto including hosting, maintenance, providing content and artwork and programming; (iii) grant the Contractor an exclusive right to sell advertising for the China Website within certain designated areas in China and to identify itself as contractor for the China Website; and (iv) share revenues from the China Website with the Contractor. In consideration of the above, the Contractor agreed to provide certain marketing and promotional services in connection with the China Website and pay us certain license fees.

4.

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

Online Marketing

We have minimized our on-line marketing activities during our fiscal year ended April 30, 2006 as part of our determination to scale back marketing efforts in order to reduce our operating costs. We continue to re-evaluate the use of on-line marketing through the use of highly targeted e-mails or banner advertisements.

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

Operations

We own the servers that host the Worldbid web sites. Our computer network servers are presently located at the facilities of Pacific Coast Net, an arms length Internet service provider in Victoria, British Columbia, Canada.

Internet Gateway

We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect the Worldbid web sites to the Internet. We use Internet service providers to provide connectivity to the Internet, Internet traffic and data routing services and e-mail services. The Internet service provider provides us with a high-speed Internet access line to the World Wide Web.

Security

We employ a part-time security engineer for our web site operations. Our web site is programmed with encryption technology and all of our Worldbid servers and workstations are behind firewalls. We have also implemented measures to reduce the number of unfriendly web spiders and robots that attempt to enter the web sites. These robots can artificially increase the load on a web server by a substantial amount, and can also steal data from a web site’s database. In many web sites, these robots continue undetected; however, we have recognized this potential problem, and have significantly reduced the risk of such attacks through in-house software that is incorporated into our web site operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

Our performance and ability to compete are dependent to a significant degree on the continued protection of our proprietary technology. We rely upon a combination of trademark, copyright and trade secret laws as well as confidentiality agreements and non-compete agreements executed by employees and consultants as measures to establish and protect our proprietary rights.

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

We are the owner of the “www.worldbid.com” domain name. It is possible that our competitors or others will adopt Internet domain names or product or service names similar to "Worldbid,” which could impede our ability to establish recognition and usage of the Worldbid web sites and create confusion among users and potential users of the Worldbid web sites.

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

Our business plan anticipates that revenue will continue to be earned from sales of subscription memberships. We face competition for subscription revenue from other trade lead and business-to-business sites; however, with the downturn in the markets over the past year, the number has diminished considerably. There is no assurance that Worldbid will be successful in competing with these companies. The presence of existing or future competition may impair our ability to earn revenue from subscription fees.

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

GOVERNMENT REGULATION

Our experience is that users from multiple states and international jurisdictions use the Worldbid web sites. While we currently do not directly participate in any transaction completed between businesses using the Worldbid web site, we may begin doing so, and we do currently transmit e-mails to users across international and state boundaries. There is a risk that these activities may be the subject of government regulation in the future or that governments will interpret their laws as having jurisdiction over our business. Applicability of these laws may mean that we are prohibited from, or have to incur increased expense in, carrying out these activities where the users are in certain states or countries.

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

ITEM 2.                DESCRIPTION OF PROPERTY.

Our corporate headquarters are located at Suite 201, 810 Peace Portal Drive, Blaine, Washington 98230, where our principal executive functions are carried out. We have reduced the space leased to approximately 100 square feet at a cost of $200 per month. The original lease expired February 28, 2005 and the reduced space was leased for a six month term that expired on August 31, 2005. Since that date we have leased the office space on the same terms on a month to month basis.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Our shares are currently trading on the Over-the-Counter Bulletin Board originally under the stock symbol “WBID” and on the Berlin Stock Exchange under the symbol “WD2.” The first day on which our shares were traded under the stock symbol WBID was July 6, 2000. Following our one-for-twenty five (1:25) reverse stock split effective September 19, 2005, our stock symbol on the Over-The-Counter Bulletin Board was changed to “WBDC” effective September 19, 2005. The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Fiscal Quarter Ended	High	Low
July 31, 2006	$1.76	$0.84
April 30, 2006	$1.10	$0.23
January 31, 2006	$0.31	$0.18
October 31, 2005	$0.21	$0.01
July 31, 2005	$0.024	$0.01
April 30, 2005	$0.045	$0.013
January 31, 2005	$0.095	$0.035
October 31, 2004	$0.16	$0.035

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of April 30, 2006, there were 98 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

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

RECENT SALES OF UNREGISTERED SECURITIES

Since the last fiscal year ended April 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

On July 31, 2006, we closed an offering of 10% convertible notes for proceeds of $190,000. The 10% Convertible Notes were issued on August 11, 2006 to 14 subscribers pursuant to Regulation S of the Securities The convertible notes are due on April 30, 2008 and bear interest at a rate of 10% per annum. The notes are convertible at the option of the noteholder into shares of our common stock at a price equal to the lesser of $0.20 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We currently earn revenue from the following sources:

1.	Sales of membership subscriptions to businesses using our Worldbid web sites;

2.	Up-front fees for partnership arrangements where we are paid for our web site development services;

3.	Sales of advertising placed on our Worldbid web sites and on e-mail trade notifications that are transmitted via the Worldbid web sites to businesses; and

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

We are continuing to negotiate the proposed acquisition of Royalite. If we complete the transaction with Royalite, of which there is no assurance, we intend to pursue the business of Royalite and spin-off the business presently conducted by our subsidiary Worldbid Canada Corporation to our shareholders. Our operating expenses continue to exceed our revenues. Accordingly, our ability to continue our business operations is subject to our achieving additional financing. See the discussion below under “Liquidity and Financial Condition.”

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended April 30
	2006	2005	Percentage
			Increase / (Decrease)
Revenue	$332,673	$370,309	(10.2)%
Expenses	(446,987)	(483,749)	(7.6)%
Net Loss	$(114,314)	$(113,440)	0.8%

Revenues

We had revenues of $332,673 for the year ended April 30, 2006, compared to $370,309 for the year ended April 30, 2005, representing a decrease of $37,636 or 10.2% . Our revenues from sales of membership subscriptions to our Worldbid web sites and partnership fees for the year ended April 30, 2006 decreased to $217,963, representing 65.5% of our total revenues, compared to $268,640 for the year ended April 30, 2005, representing 73% of revenues. Revenues in connection with partnership arrangements are equal to approximately 12.9% of total revenues and are comprised primarily of up-front fees paid by our partners for web site development services, with the balance being comprised of our proportionate share of web site membership subscription sales through the partnership arrangement. Our revenues from advertising sales increased to $66,599 for the year ended April 30, 2006 from $10,248 for the year ended April 30, 2005.

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

Our revenues derived from partnership arrangements increased in 2006 to $60,719 compared to $28,333 in 2005 and are likely to increase further in 2007 due to our increased efforts to pursue partnerships in Asia.

Operating Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended April 30
			Percentage
	2006	2005	Increase / (Decrease)
Selling, general and administrative expenses	$422,071	$442,612	(4.6%)
Interest Expense	24,512	19,938	22.9%
Depreciation and amortization	404	16,595	97.6%
Amortization of debt discount	-	4,604	(100.0)%
Total Expenses	$446,987	$483,749	(7.6)%

The decrease in our expenses and selling, general and administrative expenses from $483,749 to $446,987 was primarily due to the reduction in our amortization expenses from $16,595 for the year ended April 30, 2005 to $404 during the comparative period in 2006 because our intangible assets consisting of our website, mailing list and domain names were fully amortized in the year ended April 30, 2005.

Our expenses decreased to $446,987 for the year ended April 30, 2006. This decrease reflects scaling back of our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

We expect selling expenses to increase if we are able to achieve additional financing as we plan to increase selling and marketing expenditures to develop and promote our regional and vertical partner sites, and we plan to implement marketing programs to promote Worldbid and our subscription fee based services.

Our interest expense increased to $24,512 for the year ended April 30, 2006, compared to $19,938 for the year ended April 30, 2005, representing an increase of $4,574 or 22.9% . The interest expense was incurred pursuant to loans that have been advanced to enable us to maintain our business operations and pursuant to convertible notes that we have issued as payment of accrued liabilities. The increase to our interest expense was primarily attributable to increased interest payable on our credit card facility.

During the year ended April 30, 2006, we did not incur any amortization of debt discount expense compared to $4,604 of such expenses for the year ended April 30, 2005, representing a decrease of $4,604. This expense has no impact on our cash flow.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation in order to fund our operations during 2005. There was no stock based compensation expense included in selling, general and administrative expenses for the year ended April 30, 2006, compared to $45,811 for the year ended April 30, 2005. We did not issue any options during the year ended April 30, 2006 and during the fiscal year all of our outstanding options expired. During the year ended April 30, 2006 all of our outstanding share purchase warrants expired and as of the fiscal year end we have no outstanding share purchase warrants.

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

Net Loss

We recorded a net loss of $114,314 for the year ended April 30, 2006, compared to a loss of $113,440 for the year ended April 30, 2005 representing a decrease of $874. Net cash from operating activities in fiscal 2006 increased to $5,667 as compared to $685 in fiscal 2005.

If we are able to achieve the required financing, we anticipate that our operating expenses will continue to increase as we carry out our business strategy and plan of operations due to the following factors:

1.

we plan to initiate a substantial marketing and sales program once we achieve increased financing in order to increase our paid registered user base and to develop and promote our regional and vertical partner sites;

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2006	2005
Net Cash provided by Operating Activities	$5,667	$685
Net Cash used in Investing Activities	(1,315)	(2,867)
Effect of Exchange Rate Changes on Cash	(8,109)	(10,754)
Net Increase (Decrease) in Cash	$(3,757)	($12,936)

Working Capital
			Percentage
	At April 30, 2006	At April 30, 2005	Inc./ (Dec.)
Current Assets	$80,614	$84,277	(4.3)%
Current Liabilities	(454,203)	(334,682)	33.7%
Working Capital Surplus (Deficit)	$(373,589)	($250,405)	49.2%

We had cash on hand of $74,925 as at April 30, 2006, compared to cash on hand of $78,682 as at April 30, 2005. We had a working capital deficit of $373,589 as at April 30, 2006, compared to a working capital deficit of $250,405 as at April 30, 2005.

We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. We did not achieve any sales of our common stock or other equity securities for cash proceeds during the year ended April 30, 2006. There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations.

We have also financed our business operations using loans advanced by Logan Anderson, our Chief Executive Officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of April 30, 2006. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

Our monthly selling, general and administrative expenses are approximately $35,000 to $37,000 per month. Our current revenues are approximately $28,000 per month. Accordingly, we are still dependent on additional financing to maintain our business operations. We will continue to attempt to maintain our reduced level of operating costs while maintaining revenues in order to reduce our financing requirements. We will require additional financing in order to repay our outstanding liabilities, as reflected in our working capital deficit. Failure to repay our creditors or make satisfactory arrangements to repay our creditors may impact our ability to continue operations.

10% Convertible Notes

On July 31, 2006, we closed an offering of 10% convertible notes for proceeds of $190,000. The 10% Convertible Notes were issued on August 11, 2006 to 14 subscribers pursuant to Regulation S of the Securities The convertible notes are due on April 30, 2008 and bear interest at a rate of 10% per annum. The notes are convertible at the option of the noteholder into shares of our common stock at a price equal to the lesser of $0.20 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion.

Credit Card Facility

We have two credit card facility which require an aggregate security deposit of $30,960. We have deposited as security for the credit facilities the $30,960. We have credit card charge-backs representing amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

15% Guaranteed Convertible Notes

In 2002, our board of directors approved an offering of secured convertible notes and share purchase warrants in order enable us to raise the funds required for us to sustain our business operations. The offering consisted of the offering of up to 1,500 units. Each unit consisted of one $1,000, 15% guaranteed convertible note and 20,000 Series X share purchase warrants (the “Series X Share Purchase Warrants”). The offering was made pursuant to Regulation S of the Securities Act of 1933. The convertible notes were due on September 30, 2004 and bore interest at a rate of 15% per annum payable annually. During the year ended April 30, 2006, we issued 160 shares of our common stock for interest due on the convertible notes amounting to $150, and we issued 6,400 shares of our common stock on conversion of convertible notes totalling $4,000. These notes were converted prior to April 30, 2005.

Future Financing

We are presently pursuing additional financing. On June 19, 2006, we approved a private placement of up to 4,000,000 units at a price of $0.75 US per unit, to raise gross proceeds of $3,000,000. We may pay a commission of up to 10% of the purchase price of the units subject to applicable securities requirements, and may issue warrants to eligible brokers or finders of up to 10% the number of units sold in the offering at a price of $0.85 per share. We anticipate that any additional financing would be through sales of secured convertible notes and share purchase warrants, as discussed below, sales of our common stock or through loans from our shareholders. However, we do not have any commitments in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned mining, development and exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using the Worldbid Corporation website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

Subscriptions received in advance for access to our website services are recognized as income over the period of the subscription.

Foreign Currency

These financial statements have been presented in U.S. dollars. The functional currency of the operations of our wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet’s date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of operating income and reported as foreign currency translation adjustment and included in other comprehensive income (loss).

Stock Based Compensation

We account for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123 – “Accounting for Stock Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of our stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

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

Financial Instruments and Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, and notes payable. At April 30, 2006 and 2005, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

Amounts owing to related parties are stated at their exchange values which approximates fair value due to their short-term maturity and/or their market rates of interest.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will require companies to measure all employee stock based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share based payment arrangements. We adopted SFAS No. 123R on a prospective basis on February 1, 2006. No stock options have been issued since that date.

RISKS AND UNCERTAINTIES

If We Do Not Obtain Additional Financing, Our Business Will Fail.

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

As We Have Not Established Significant Revenues, Our Business May Fail.

We acquired our current business and our worldbid.com web site in February 1999 and we did not commence earning revenues until August, 1999. Our revenues for the years ended April 30, 2006 and April 30, 2005 totaled $332,673 and $370,309 respectively. As we are still in the development stage, our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, we must successfully implement our business plan and marketing strategies in order for us to earn significant revenues. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. If we do not generate additional revenues from our business as planned, then our financial condition and operating results will suffer.

If We Do Not Succeed In Selling Subscription Fees To Users Of Our Worldbid Web Sites, Then We May Not Be Able To Achieve Our Projected Revenues And Our Business May Fail.

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

If Our Strategic Relationships For Our Worldbid Web Sites Do Not Provide The Benefits We Expect, Then We May Not Realize Significant Revenues From These Relationships.

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

If Our Strategic Alliance Agreements For Our Regional And Industry Specific Sub-Sites Do Not Attract New Users To Our Web Sites, Then We Will Not Realize Significant Revenues From These Strategic Alliances.

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

If We Do Not Succeed In Generating Public Recognition Of The Worldbid Web Sites, Then We May Not Be Able To Attract A Sufficient Number of Users to The Worldbid Web Sites In Order For Us To Achieve Profitability.

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

As Our Operating Results Are Difficult To Predict, An Investment In Our Common Stock Is Very Risky.

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

If We Never Generate Operating Profit, Then Our Business Will Fail.

As of April 30, 2006, our accumulated deficit was $8,269,696. We sustained a $114,314 net loss for the year ended April 30, 2006. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan.

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our chief operating officer, Paul Wagorn, and our president and chief executive officer, Logan Anderson. The loss of the services of either of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

If The Computer Systems That We Depend On For The Operation Of The Worldbid Web Sites Fail, Then We May Lose Revenues.

Substantially all of our communications hardware and computer hardware is located at a facility in Victoria, British Columbia, Canada, owned by an arms-length Internet service provider. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate for all losses that may occur. If our computer systems are rendered inoperable by any of these factors, then we may not be able to operate our Worldbid web sites until the problem with our computer systems is cured. We may lose users and potential revenue if we are unable to operate our Worldbid web sites for any extended period or if we have successive periods of inoperability.

We May Be Unable To Protect Our Intellectual Property.

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

The Trading Price Of Our Common Stock May Be Volatile, With The Result That An Investor May Not Be Able To Sell Any Shares Acquired At A Price Equal To Or Greater Than The Price Paid By The Investor.

Our common shares are traded on the OTC Bulletin Board under the symbol "WBDC.” Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Our stock price has been increasing slightly over the past few months but at an all-time low and there is no assurance that our stock price will recover to previous levels. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, the trading volume of our shares on the OTC Bulletin Board has been limited to date. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of your stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.                FINANCIAL STATEMENTS.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Worldbid Corporation

We have audited the accompanying consolidated balance sheets of Worldbid Corporation as at April 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ deficit for the two years period ended April 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2006 and 2005, and the results of its operations and its cash flows for the two years period ended April 30, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Vancouver, Canada	/s/ Morgan & Company
July 18, 2006, except for Note 10(b) which is as of July 31, 2006.	Chartered Accountants

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2006	2005

ASSETS
Current
Cash and cash equivalents	$74,925	$78,682
Trade accounts receivable, less allowance for doubtful accounts
of $Nil (2004 - $Nil)	785	1,984
Receivables, other	4,904	3,611
	80,614	84,277
Security Deposits	30,960	29,645
Equipment (Note 2)	1,213	1,617
Intangible Assets (Note 3)	-	-

	$112,787	$115,539

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 4)	$380,072	$274,717
Due to related parties (Note 4)	21,680	21,680
Deferred income	32,451	18,285
Notes payable (Note 5)	20,000	20,000
	454,203	334,682

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 6 and 7)
Authorized:
500,000,000 common shares, par value $0.001
(April 30, 2005 – 20,000,000 common shares, par value
$0.001)
100,000,000 preferred shares, par value $0.001

Issued:
5,054,408 common shares (April 30, 2005 – 5,047,848)	5,054	5,047

Additional Paid-In Capital	7,931,968	7,931,825
Contributed Surplus	38,200	38,200
Deficit	(8,269,696)	(8,155,382)
Accumulated Other Comprehensive Income (Loss)	(46,942)	(38,833)
	(341,416)	(219,143)

	$112,787	$115,539

Contingency (Note 8)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2006	2005

Revenues	$332,673	$370,309

Expenses
Selling, general and administrative expenses	422,071	442,612
Depreciation and amortization	404	16,595
	422,475	459,207

Loss Before The Following	(89,802)	(88,898)

Amortization Of Debt Discount	-	(4,604)
Interest expense	(24,512)	(19,938)

Net Loss	$(114,314)	$(113,440)

Loss Per Share, basic and diluted	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares
Outstanding, basic and diluted	5,052,107	5,046,116

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2006	2005

Net Loss	$(114,214)	$(113,440)

Other Comprehensive Loss
Foreign currency translation adjustment	(8,109)	(10,754)

Comprehensive Loss	$(122,323)	$(124,194)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED APRIL 30
	2006	2005

Cash Flows From Operating Activities
Net loss	$(114,314)	$(113,440)

Adjustments To Reconcile Net Loss to Net Cash Used By
Operating Activities
Amortization of debt discount	-	4,604
Amortization and depreciation	404	16,595
Stock based compensation	-	45,811
Accounts receivable	1,199	(682)
Receivables, other	(1,293)	1,902
Accounts payable and accrued expenses	105,505	82,443
Deferred income	14,166	(36,548)
Net Cash From Operating Activities	5,667	685

Cash Flows From Investing Activities
Acquisition of equipment	-	(2,023)
Security deposits	(1,315)	(844)
	(1,315)	(2,867)

Effect Of Exchange Rate Changes On Cash	(8,109)	(10,754)

Net Increase In Cash And Cash Equivalents	(3,757)	(12,936)

Cash And Cash Equivalents, Beginning Of Year	78,682	91,618

Cash And Cash Equivalents, End Of Year	$74,925	$78,682

Supplementary Cash Flow Information
Taxes paid	$-	$-
Interest paid	$-	$1,625

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

APRIL 30, 2006
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		OTHER	DEFERRED		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCK	CONTRIBUTED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	COMPENSATION	SURPLUS	DEFICIT

Balance, April 30, 2004	5,043,837	5,043	7,924,219	(8,041,942)	(28,079)	(45,811)	38,200	(148,370)

Common shares issued for
interest payable	4,011	4	3,606	-	-	-	-	3,610
Shares to be issued
(Note 6)	-	-	4,000	-	-	-	-	4,000
Stock - based
compensation	-	-	-	-	-	45,811	-	45,811
Foreign exchange
translation adjustment	-	-	-	-	(10,754)	-	-	(10,754)
Net loss	-	-	-	(113,440)	-	-	-	(113,440)

Balance, April 30, 2005	5,047,848	$5,047	$7,931,825	$(8,155,382)	$(38,833)	-	$38,200	$(219,143)

Common shares issued for
convertible debt (Note 6)	6,400	6	(6)	-	-	-	-	-
Common shares issued for
interest payable	160	1	149	-	-	-	-	150
Foreign exchange
translation adjustment	-	-	-	-	(8,109)	-	-	(8,109)
Net loss	-	-	-	(114,314)	-	-	-	(114,314)

Balance, April 30, 2006	5,054,408	$5,054	$7,931,968	$(8,269,696)	$(46,942)	-	$38,200	$(341,416)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
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

The Company has sustained net losses from operations since its inception. At April 30, 2006, the Company has negative working capital of $373,589. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources.

Management is currently seeking to raise up to $400,000 by the issue of 10% convertible notes on a best efforts basis to provide working capital.

In addition, the Company is proposing a public offering of up to $3,000,000 by the issue of common shares on a best efforts basis.

There is no assurance that the aforementioned events will occur or be successful.

	c)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original terms to maturity of three months or less at the date of purchase.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
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

These financial statements have been presented in U.S. dollars. The functional currency of the operations of the Company’s wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of operating income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders’ deficit.

	f)	Equipment

Equipment is recorded at cost and is depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset which range from two to five years. Maintenance and repairs that do not extend an assets life are charged to expense as incurred.

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

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Financial Instruments and Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, other receivables, accounts payable and accrued liabilities and notes payable. At April 30, 2006 and 2005, the fair market value of these instruments approximated their financial statement carrying amount due to the short-term maturity of these instruments.

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

APRIL 30, 2006 AND 2005
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

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Recent Accounting Pronouncements (Continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) will require companies to measure all employee stock based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share based payment arrangements. The Company adopted SFAS No. 123(R) on a prospective basis on February 1, 2006. No stock options have been issued since that date.

2.	EQUIPMENT

	2006	2005

Computer equipment and software	$158,093	$158,093
Office equipment	7,752	7,752
	165,847	165,847
Less: Accumulated depreciation	(164,634)	(164,230)

	$1,213	$1,617

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	2006	2005

Website	$151,898	$151,898
Mailing list	50,514	50,514
Domain names	23,532	23,532
	225,944	225,944
Accumulated amortization	(225,944)	(225,944)

	$-	$-

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

4.	DUE TO RELATED PARTIES

(a) Included in accounts payable is $182,369 (2005 - $126,869) due to two directors for unpaid management compensation. The amounts are unsecured and without specified terms of repayment.

(b) Loan payable of $21,680 is due to a director, is unsecured, payable on demand and bears interest at 10% per annum.

5.	NOTES PAYABLE

The notes are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt.

6.	CAPITAL STOCK

a)	Common And Preferred Stock

On January 6, 2006, the Company completed a reverse stock split of its authorized and issued common stock on the basis of one new common share for 25 old common shares. All share amounts have been retroactively adjusted for all periods presented.

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

During the year ended April 30, 2005, the Company issued 4,011 shares of common stock for interest due on the convertible notes amounting to $3,610.

During the year ended April 30, 2006, the Company issued 160 shares of common stock for interest due on the convertible notes amounting to $150 and issued 6,400 shares of common stock for convertible debt totaling $4,000. As a April 30, 2005, the company had a commitment to issue the stock, but the common stock was not issued until September 6, 2005.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	b)	Share Purchase Warrants

During the year ended April 30, 2005 share purchase warrants to purchase 1,336,260 shares of common stock expired unexercised.

During the year ended April 30, 2006 share purchase warrants to purchase 100,000 shares of common stock expired unexercised.

As at April 30, 2006, the Company has no outstanding share purchase warrants.

7.	STOCK OPTION PLAN

On January 2, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 12,500,000 shares of common stock.

Option activity during 2006 and 2005 was as follows:

			WEIGHTED
			AVERAGE
			REMAINING
	NUMBER		CONTRACTUAL
	OF	EXERCISE	LIFE
	OPTIONS	PRICE	(YEARS)

Balance, April 30, 2004 and April 30, 2005	406,000	$2.00	0.75

Expired	(406,000)	2.00	-

Balance, April 30, 2006	-	$-	-

8.	CONTINGENCY

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

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

9.	INCOME TAXES

Income taxes for the years ended April 30 differ from the amounts that would result from applying the federal statutory rate of approximately 37% as follows:

	2006	2005

Expected tax expense (recovery)	$(42,000)	$(42,000)
Non-deductible items	-	19,000
Change in valuation allowance for deferred tax assets	42,000	23,000

Actual income tax expense (recovery)	$-	$-

At April 30, 2006, the Company has cumulative operating loss carryforwards for income tax purposes of approximately $7,482,000 which will expire in various amounts beginning in 2008 if not utilized. The utilization of $1,200,000 of the operating loss carryforwards may also be limited due to the provisions of Section 382 of the Internal Revenue Code relating to changes in ownership.

Due to the uncertainty regarding the utilization of operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 2006 and 2005, and a valuation allowance has been recorded for the entire amount of the deferred tax asset.

Specific temporary differences that give rise to significant components of deferred tax assets (liabilities) as of April 30 are as follows:

	2006	2005

Operating loss carryforwards	$2,410,000	$2,368,000

Losses acquired on acquisition of subsidiary	464,000	464,000
Other	(35,000)	(35,000)

Gross deferred tax asset	2,839,000	2,797,000
Valuation allowance	(2,839,000)	(2,797,000)

Net deferred tax assets	$-	$-

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Stated in U.S. Dollars)

10.	SUBSEQUENT EVENTS

(a)

On June 19, 2006, the Company approved an offering of up to an aggregate of 4,000,000 units at a price of $0.75 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $0.85 per share for a one year period.

(b)

On July 31, 2006, the Company closed a convertible debt offering for total proceeds of $190,000 of which $38,000 was in settlement of an amount due to a director. The amount payable of $190,000 bears interest at 10% per annum and is convertible into shares of common stock at a price of the lesser of $0.20 or 75% of the average trading price of the common stock of the Company for the ten days prior to the date of conversion. The notes mature on April 30, 2008.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with Worldbid, and their biographical information.

Name of Director	Age	Position

Logan Anderson	52	Chief Executive Officer, President and Director

Paul Wagorn	37	Chief Operating Officer and Director

William Charles Tao	60	Director

Howard Thomson	60	Chief Financial Officer, Secretary, Treasurer and Director

Logan Anderson is our Chief Executive Officer, President and a member of our Board of Directors. Mr. Anderson was appointed as one of our directors and as our President on August 10, 1998. Mr. Anderson was appointed as our Chief Executive Officer on July 31, 2001. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been principal and president of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson is also presently a director and officer of a number of private companies.

Paul Wagorn is our Chief Operating Officer and a member of our Board of Directors. Mr. Wagorn was appointed as a director and our Chief Operating Officer on February 17, 2000. Mr. Wagorn has been working in the computer field for the past 12 years, in which he has served in both the public and private sectors as a software and database engineer, project manager, and support specialist. From 1987 to 1989, Mr. Wagorn worked for Consumer and Corporate Affairs Canada, leading a team to computerize the data retrieval system for Canadian Patents and develop a quality assurance system for Canadian Patent Examiners. Mr. Wagorn subsequently worked on various small and large database-systems projects integrating new technology with existing data.

Howard Thomson is our Chief Financial Officer, Secretary, Treasurer and a member of our Board of Directors. Mr. Thomson was appointed as one our directors and as our Secretary and Treasurer on February 12, 1999. Mr. Thomson was appointed as our Chief Financial Officer on February 17, 2000. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. Mr. Thomson also presently acts as an officer and director of Terrace Ventures Inc., public mineral exploration company quoted on the OTC Bulletin Board.

William Charles Tao is a member of our board of directors. Dr. Tao was appointed as a member of our board of directors on July 10, 2006. Dr. Tao obtained his Ph.D. in Chemical Engineering and Chemical Physics from the Stanford University. Since 1979, Dr. Tao has acted in such capacities as consultant, managing director, officer, and other management roles in many different fields, including natural resources, capital financing, international trade, and chemical engineering. Dr. Tao has published more than 30 publications in his area of expertise to date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2006 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.                EXECUTIVE COMPENSATION.

The following table summarizes the compensation awarded to, earned by, or paid to our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 (the “Named Executive Officers”) for each of Worldbid’s three most recently completed fiscal years.

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs(#)	LTIP payouts($)
Logan Anderson(1)	Director and Chief Executive Officer and President	2006 2005 2004	$60,000 $60,000 $60,000	$0 $0 $0	$0 $0 $0	0 0 0	0 0 1,000,000	$0 $0 $0	$0 $0 $0
Howard Thomson(2)	Director and Chief Financial Officer, Treasurer and Secretary	2006 2005 2004	$36,000 $36,000 $36,000	$0 $0 $0	$0 $0 $0	0 0 0	0 0 500,000	$0 $0 $0	$0 $0 $0
Paul Wagorn(3)	Director and Chief Operating Officer	2006 2005 2004	$90,315 $90,315 $87,493	$0 $0 $0	$0 $0 $0	0 0 0	0 0 2,500,000	$0 $0 $0	$0 $0 $0
William Charles Tao(4)	Director	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	0 N/A N/A	$0 N/A N/A	$0 N/A N/A

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

(3)	Mr. Wagorn was appointed as one of our directors and as our chief operating officer on February 17, 2000.
(4)	Dr. Tao was appointed as a member of our board of directors on July 10, 2006.

Stock Option Grants

There were no stock options granted to each of our executive officers during the most recent fiscal year ended April, 2006.

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended April 30, 2006:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Shares of Common Stock Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Logan Anderson	Nil	N/A	0 / 1,000,000	Nil / Nil
Howard Thomson	Nil	N/A	0 / 500,000	Nil / Nil
Paul Wagorn	Nil	N/A	0 / 2,500,000	Nil / Nil
William Charles Tao	N/A	N/A	0 / 0	N/A

Outstanding Stock Options

During the fiscal year ended April 30, 2006, all of our outstanding options expired. All options had been granted pursuant to our 2004 stock incentive plan dated January 2, 2004 that provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and permitted consultants.

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

Compensation of Directors

Each of our directors is paid as a consultant to Worldbid. See “Executive Compensation – Employment Agreements.” In addition, our 2004 Stock Incentive Plan and our 2000 Stock Option Plan permit the grant of options for the purchase of shares of our common stock to our directors and officers. See “Executive Compensation – Outstanding Stock Options” for information about current outstanding stock options granted to our directors.

Employment Agreements

The services of Mr. Logan Anderson, our chief executive officer and one of our directors, are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Anderson. This consultant agreement was amended effective November 1, 2002, August 29, 2003 and April 30, 2005 reduce the consultant fee that we pay to Mr. Anderson from $12,500 per month to $3,000 per month and to extend the term of the agreement. The amended consultant agreement is automatically renewable on a month to month basis provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee. The services provided by Mr. Anderson include exercising general direction and supervision over our business and financial affairs, providing overall direction to our management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity of our president. We have verbally agreed with Mr. Anderson to extend his contract on the same terms on the basis that he will receive a consultant fee of $5,000 per month.

The services of Mr. Howard Thomson as our chief financial officer are provided pursuant to a consultant agreement dated September 1, 2001 between us and Mr. Thomson. This consultant agreement was amended effective November 1, 2002 and August 29, 2003 and April 30, 2005 to reduce the consultant fee that we pay to Mr. Thomson from $7,500 per month to $1,500 per month and to extend the term of the agreement. The amended consultant agreement is automatically renewable on a month to month basis, provided that we can terminate the consultant agreement without cause upon the payment to Mr. Thomson of an amount equal to the six months consultant fee. The services provided by Mr. Thomson include ensuring that proper financial and accounting records are maintained by us, supervising and advising on the conduct of our financial affairs, and coordinating all our auditing functions. We have verbally agreed with Mr. Thomson to extend his contract on the same terms on the basis that he will receive a consultant fee of $3,000 per month.

The services of Mr. Paul Wagorn as our chief operating officer are provided pursuant to a consulting contract entered into between Mr. Wagorn and Worldbid Canada Corporation whereby Mr. Wagorn provides his services to us as a consultant at an hourly rate of $54.80 CDN per hour (equal to approximately $48.77 US per hour). The original term of Mr. Wagorn’s consultant contract expired February 28, 2003. We have verbally agreed with Mr. Wagorn to extend his contract until April 30, 2006 on the same terms and conditions.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 8, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers; (iii) each of our named executive officers, and (iv) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Common Stock(1)
OFFICERS AND DIRECTORS
Common Stock	Logan Anderson Chief Executive Officer and President Director 810 Peace Portal Drive, Suite 201 Blaine, WA 98230	1,883,623(2) Direct and Indirect	37.3%
Common Stock	Howard Thomson Chief Financial Officer, Treasurer and Secretary Director 5B, Harbour Village Dunmore East, County Waterford Ireland	43,510 Direct	*
Common Stock	Paul Wagorn Chief Operating Officer Director 175 Robertson Street Victoria, BC V8S 3X3	Nil	*
Common Stock	William Charles Tao Director 3135 Villa Marbella Circle Reno, NV 89509	Nil	*
Common Stock	All Officers and Directors as a Group (4 persons)	1,927,133	38.1%
5% SHAREHOLDERS No person is known to us to beneficially own more than 5% of the outstanding shares of our common stock, other than Logan Anderson, our chief executive officer, as disclosed above.

Notes:

*	Less than 1%.
(1)

Based on 5,054,408 shares of our common stock issued and outstanding as of April 30, 2006. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2006.

(2)	Includes 1,883,623 shares held by Logan Anderson.

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

The following summary information is presented for our 2000 Stock Option Plan and 2004 Stock Incentive Plan as of April 30, 2006. For a more detailed discussion, please refer to Note 7 to our financial statements attached to this annual report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	N/A

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

Compensation of Directors

Each of our directors is paid as a consultant to Worldbid. See “Executive Compensation – Employment Agreements.” In addition, our 2004 Stock Incentive Plan and our 2000 Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors and officers. See “Executive Compensation – Outstanding Stock Options” for information about current outstanding stock options granted to our directors.

Loans from Insiders

During the year ended April 30, 2005, Mr. Anderson converted indebtedness outstanding in the amount of $195,000 into 15% guaranteed convertible notes in the principal amount of $195,000 and 3,900,000 Series X Share Purchase Warrants. As at April 30, 2006, $21,680 of shareholders loans advanced to us by Mr. Anderson were outstanding. The loans are unsecured, bear interest at the rate of 10% per annum and are payable on demand.

ITEM 13.                EXHIBITS.

The following exhibits are either provided with this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment of Articles of Incorporation.(1)

3.3	By-Laws of Worldbid.(1)

3.4	Certificate of Amendment of Articles of Incorporation.(2)

3.5	Certificate of Amendment of Articles of Incorporation.(7)

3.6	Certificate of Change to Articles of Incorporation. (12)

3.7	Amended and Restated Articles of Incorporation filed January 13, 2006. (13)

3.8	By-Laws of the Company.(1)

4.1	Specimen Stock Certificate.(1)

4.2	Form of 15% Guaranteed Convertible Notes.(3)

4.3	Form of Series X Share Purchase Warrant.(3)

4.4	2000 Stock Option Plan.(2)

4.5	2004 Stock Option Plan.(9)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(4)

10.2	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Howard Thomson.(4)

10.3	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC.(5)

Exhibit
Number	Description of Exhibit

10.4	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(6)

10.5	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Howard Thomson.(6)

10.6	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(10)

10.7	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Howard Thomson.(10)

10.8	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(11)

10.9	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Howard Thomson.(11)

10.10	Form of 10% Convertible Note.

14.1	Code of Ethics.(10)

21.1	List of Subsidiaries.

23.1	Consent of Morgan & Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(12)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the three months ended July 31, 2005 filed with the SEC on September 19, 2005.
(13)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2006 filed with the SEC on March 22, 2006.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2006 and April 30, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2006	Year Ended April 30, 2005
Audit Related Fees	$15,600	$14,413
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$15,600	$14,413

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
Date: August 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: August 14, 2006

By:	/s/ Howard Thomson
HOWARD THOMSON
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: August 14, 2006

By:	/s/ Paul Wagorn
PAUL WAGORN
Chief Operating Officer
Director
Date: August 14, 2006

By:	/s/ William Charles Tao
WILLIAM CHARLES TAO
Director
Date: August 14, 2006