Form 10QSB
period 2006-07-31
WORLDBID CORP
filed 2006-09-14
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

[   ] Transition Report under 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

Commission File Number 000-26729

WORLDBID CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA 98230
(Address of principal executive offices)

(360) 201-0400
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,054,408 Shares of Common Stock as of July 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Worldbid” and “our company” mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2006	2006

ASSETS
Current
Cash and cash equivalents	$209,142	$74,925
Trade accounts receivable, less allowance for doubtful accounts
of $Nil (April 30, 2006 - $Nil)	7,456	785
Receivables, other	4,234	4,904
	220,832	80,614
Security Deposits	30,851	30,960
Equipment	1,112	1,213
Intangible Assets	-	-

	$252,795	$112,787

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 2)	$208,960	$380,072
Due to related parties (Note 2)	21,680	21,680
Deferred income	27,390	32,451
Derivative liability (Note 4)	1,073,500	-
Notes payable (Note 3)	20,000	20,000
	1,351,530	454,203

Convertible Notes Payable (Note 4)	190,000	-
Share Subscriptions Received	147,100	-
	337,100	-
STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 4, 5 and 7a)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001

Issued:
5,054,408 common shares (April 30, 2006 – 5,054,408)	5,054	5,054

Additional Paid-In Capital	7,931,968	7,931,968
Contributed Surplus	38,200	38,200
Deficit	(9,364,359)	(8,269,696)
Accumulated Other Comprehensive Income (Loss)	(46,698)	(46,942)
	(1,435,835)	(341,416)

	$252,795	$112,787

Contingency (Note 6)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2006	2005

Revenues	$76,723	$77,662

Expenses
Selling, general and administrative expenses	93,276	75,504
Depreciation and amortization	101	101
	93,377	75,605

(Loss), Income Before The Following	(16,654)	2,057

Interest expense	(1,078,009)	(5,798)

Net Loss	$(1,094,663)	$(3,741)

Loss Per Share, basic and diluted	$(0.22)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding, basic and diluted	5,054,408	5,047,788

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2006	2005

Net Loss	$(1,094,663)	$(3,741)

Other Comprehensive Loss
Foreign currency translation adjustment	(244)	(1,656)

Comprehensive Loss	$(1,094,907)	$(5,397)

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED
	JULY 31
	2006	2005

Cash Flows Used in Operating Activities
Net loss	$(1,094,663)	$(3,741)

Adjustments To Reconcile Net Loss to Net Cash Used By
Operating Activities
Non-Cash Interest	1,073,500	-
Amortization and depreciation	101	101
Accounts receivable	(6,671)	(609)
Receivables, other	670	2,799
Accounts payable and accrued expenses	(133,112)	(5,097)
Deferred income	(5,061)	2,279
Net Cash From Operating Activities	(165,236)	(4,268)

Cash Flows From Financing Activities
Share subscriptions received	147,100	-
Proceeds from convertible notes	152,000	-
	299,100

Cash Flows From Investing Activities
Security deposits	109	(292)

Effect Of Exchange Rate Changes On Cash	244	(1,656)

Net Increase In Cash And Cash Equivalents	134,217	(6,216)

Cash And Cash Equivalents, Beginning Of Period	74,925	78,682

Cash And Cash Equivalents, End Of Period	$209,142	$72,466

Supplementary Cash Flow Information
Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006
(Unaudited)
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

The unaudited consolidated financial statements of the Company at July 31, 2006, and for the three month period then ended, include the accounts of the Company and its wholly-owned subsidiary, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2007 are consistent with those used in fiscal 2006. The results of operations for the three months ended July 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2007. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2006 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

b)	Liquidity and Future Operations

The Company has sustained net losses from operations since its inception. At July 31, 2006, the Company has negative working capital of $1,130,698. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources.

On June 19, 2006, the Company approved an offering of up to an aggregate of 4,000,000 units at a price of $0.75 per unit on a best efforts basis. As of July 31, 2006 the Company has received $147,100 in share subscriptions. (Note 5)

There is no assurance that the aforementioned event will occur or be successful.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	DUE TO RELATED PARTIES

(a)

Included in accounts payable is $56,369 (April 30, 2006 - $182,369) due to two directors for unpaid management compensation, and $2,710 (April 30, 2006 - $2,168) due to a director for accrued interest on the shareholder loan. The amounts are unsecured and without specified terms of repayment.

(b)	Loan payable of $21,680 (April 30, 2006 - $21,680) is due to a director, is unsecured, payable on demand and bears interest at 10% per annum.

3.	NOTES PAYABLE

The notes are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid Canada Corporation and by the subordination of intercompany debt.

4.	CONVERTIBLE NOTES PAYABLE

On January 25, 2006, the Company approved an offering of up to $400,000 of 10% convertible notes.

Upon closing on July 31, 2006, $190,000 of convertible notes were issued. Of the notes issued, $38,000 were issued in settlement of an amount due to a director.

The notes are unsecured, bear interest at 10% per annum, payable annually and fall due on April 30, 2008,

The notes are convertible into shares of common stock of the Company at the option of the holder, on the basis of the lesser of $0.20 or 75% of the average market price of the Company’s shares for the ten day period prior to the date of conversion.

The Company determined that the conversion feature of the 10% convertible notes is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. The fair value of the conversion feature has been recorded as a current liability.

Changes in the fair value of the value of the derivative will be recorded as a “gain (loss) on embedded derivative liability”.

The Company has recorded an interest expense of $1,073,500 on the conversion feature, as the notes are immediately convertible at the option of the lender.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	CAPITAL STOCK

	a)	Common And Preferred Stock

On June 19, 2006, the Company approved an offering of up to an aggregate of 4,000,000 units at a price of $0.75 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $0.85 per share for a one year period. As at July 31, 2006 the company had received share subscriptions pursuant to this offering amounting to $147,100.

	b)	Share Purchase Warrants

As at July 31, 2006 or April 30, 2006, the Company has no outstanding share purchase warrants.

6.	CONTINGENCY

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

7.	SUBSEQUENT EVENTS

a)

On August 11, 2006, the Company approved an offering of up to an aggregate of 15,000,000 units at a price of $1.50 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $1.75 per share for a one year period from the date of issuance of the units.

b)

Effective August 23, 2006, Worldbid Corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royalite Petroleum Corp. (“Royalite”), a Nevada corporation, for a merger with Royalite. Under the terms of the Merger Agreement, Royalite will merge with and into the Company and the Company will concurrently change its name to Royalite Petroleum Company Inc.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SUBSEQUENT EVENTS (Continued)

Under the terms of the Merger Agreement, the Company will issue one share of the Company’s common stock in exchange for each outstanding share of common stock of Royalite. As at August 23, 2006, Royalite has 24,960,667 shares of common stock outstanding.

Closing of the Merger is subject to a number of conditions, including:

i)

The disposition by the Company of its interest in its wholly owned subsidiary, Worldbid Canada Corporation (the “Subsidiary”) (the Company currently plans, subject to completion of regulatory filings, to dispose of the Subsidiary by way of a spin off to its shareholders of record at a date to be determined immediately prior to the closing of the Merger. In the event the Company is unable to complete such filings in a timely manner, it may dispose of the Subsidiary through a sale or other disposition).

ii)	Delivery of required financial statements by Royalite.

iii)	Approval by the shareholders of the Company and Royalite.

Unless waived, failure to meet these conditions would prevent closing of the Merger.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2006. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Effective August 23, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royalite Petroleum Corp. (“Royalite”), a Nevada corporation, pursuant to which we intend to merge with Royalite. Royalite is an oil and gas exploration company active exclusively in the Utah Hingeline Trend of south-central Utah. Royalite has the exclusive rights in Utah to a proprietary sensing technology for conducting geophysical surveys and mapping potential oil structures. Closing of the proposed merger is subject to a number of conditions, including: (i) the disposition by Worldbid of its interest in its wholly owned subsidiary, Worldbid Canada Corporation; (ii) delivery of required financial statements by Royalite; (iii) approval by our shareholders and Royalite, and (iv) completion of the respective parties due diligence. Unless waived, failure to meet these conditions would prevent closing of the merger. If the merger is completed we intend to change our name to “Royalite Petroleum Company Inc.” and pursue the business of Royalite. Until we complete our merger with Royalite, of which there is no assurance, we intend to pursue our initial business plan.

Recent Developments

Since the end of our fiscal year ended April 30, 2006, we have experienced the following corporate developments:

1.

During our second fiscal quarter we received subscriptions for a total of 3,480,162 units at $0.75 per unit and received total subscription proceeds of approximately $2,600,000 under the private placement offering approved by our directors on June 19, 2006. Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance. The directors determined effective August 11, 2006 to terminate this offering and to approve a new private placement offering, as described below. Formal closing of the offering is expected to take place immediately prior to or concurrent with closing of the merger.

2.

On August 31, 2006, Howard Thomson resigned as our Chief Financial Officer, Secretary, Treasurer and a member of our Board of Directors. Logan Anderson was appointed as Chief Financial Officer, Secretary and Treasurer in his place. Concurrent with his resignation, we entered into a settlement agreement pursuant to which, Mr. Thomson agreed to release us from any and all liabilities or obligations owed to him in consideration for $20,000. As at July 31, 2006, we were indebted to Mr. Thomson in the approximate amount of $40,000. Mr. Thomson also agreed to terminate any arrangements whereby we would be obligated to pay Mr. Thomson any fees or other remuneration.

3.

Effective August 23, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royalite Petroleum Corp. (“Royalite”), pursuant to which we intend to merge with Royalite and assume the business of Royalite. Under the terms of the Merger Agreement, we will issue one share of our common stock in exchange for each outstanding share of common stock of Royalite. Royalite presently has 24,960,667 shares of common stock outstanding. Closing of the merger is subject to a number of conditions, including: (i) the disposition by Worldbid of its interest in its wholly owned subsidiary, Worldbid Canada Corporation; (ii) delivery of required financial statements by Royalite; (iii) approval by the shareholders of Worldbid and Royalite; and (iv) completion of the parties due diligence. See “Merger with Royalite Petroleum Corp., below.

4.

Effective August 11, 2006, our board of directors approved a private placement offering of up to 15,000,000 units at a price of $1.50 per unit. Each unit will consist of one share of our common stock and one half of one share purchase warrant. Each whole warrant will entitle the purchaser to acquire an additional common share at a price of $1.75 per share for a period of one year from closing. The offering will be made on a best efforts private placement basis in reliance of exemptions from applicable securities laws. To date, no units under this offering have been sold. A 10% commission and warrants to purchase up to 10% of the shares placed at a price of $1.75 per share have been authorized to be paid to licensed brokers or investment dealers or other qualified finders in connection with this offering. There is no assurance that this offering or any part of it will be completed.

5.

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

6.

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

Merger with Royalite Petroleum Corp.

On August 23, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royalite Petroleum Corp., pursuant to which we intend to merge with Royalite (the “Merger”).

Under the terms of the Merger Agreement, we are to issue one share of our common stock in exchange for each outstanding share of common stock of Royalite. Royalite presently has 24,960,667 shares of common stock outstanding.

Closing of the Merger is subject to a number of conditions, including:

1.

The disposition by Worldbid of its interest in its wholly owned subsidiary, Worldbid Canada Corporation (the “Subsidiary”) (we currently plan, subject to completion of regulatory filings, to dispose of the Subsidiary by way of a spin off to our shareholders of record at a date to be determined immediately prior to the closing of the Merger. In the event Worldbid is unable to complete such filings in a timely manner, it may dispose of the Subsidiary through a sale or other disposition).

2.	Delivery of required financial statements by Royalite.

3.	Approval by the shareholders of Worlbid and Royalite.

4.	Completion of due diligence by the respective parties.

5.	The holders of no more than 5% of the issued and outstanding stockholders shall have exercised appraisal rights as dissenting stockholders.

Unless waived, failure to meet these conditions would prevent closing of the Merger. The Merger Agreement may be terminated: (i) at any time on the mutual agreement of the parties; (ii) by either party if there is a breach of any material representation, warranty, or covenant in the agreement that is not cured within 10 business days notice of the breach to the other party in breach. Following completion of the Merger, of which there is no assurance, Worldbid will continue as the surviving corporation and the separate existence of Royalite will cease, except insofar as it may be continued under Nevada law. If the Merger is completed we intend to change our name to “Royalite Petroleum Company Inc.” and pursue the business of Royalite. Until we complete our merger with Royalite we intend to pursue our initial business plan.

Business of Royalite

Royalite Petroleum Corp. is an oil and gas exploration company active exclusively in the Utah Hingeline Trend of south-central Utah. Royalite has the exclusive rights in Utah to a proprietary sensing technology (the “Technology”) for conducting geophysical surveys and mapping potential oil structures. Royalite continues to conduct geophysical surveys in the counties surrounding the Covenant Field that was discovered by Michigan based Wolverine Oil and Gas in December, 2003.

The sensing Technology can measure on the surface what conventional seismic technology and downhole gamma ray, electron, density and resistivity logs can indicate including: (i) the depth, thickness, width and density of all hydrocarbons from the surface down to the basement; and (ii) the location and direction of all the local features in the Sevier Valley which include complex back-thrusting, duplexing, tectonic-wedge formation and extensive faulting. The Technology utilizes naturally transmitted signals from deep within the earth. It thereby can accurately map, in five degrees of motion, the earth’s internal profile. The instrument can be used on the surface, underground, on water or in the air (by helicopter) to accurately map substructures, minerals, hydrocarbons and badly needed water sources.

Royalite believes its technological advantages will allow it to estimate oil and gas reserves prior to drilling and thereafter drill precisely where hydrocarbons have been trapped. To date, Royalite has secured oil and gas leases on over 33,000 acres along this trend and was the successful bidder on 17 parcels of land consisting of 20,000 acres in the recent BLM oil and gas lease sale held in Salt Lake City on August 15. Royalite was also the successful bidder on eight parcels of land that the State of Utah Land Trust offered for lease in its July, 2006 sealed bid auction. Royalite has a 100% working interest in its leases and will pay a 12.5% royalty to the lessors.

Royalite has concluded detailed geophysical surveys on numerous large structures south of the Covenant Field and is proceeding to obtain drilling permits to commence a multi-well drilling program as soon as possible. The current business plan of Royalite is to maintain its 100% working interest by drilling the properties internally rather than joint venturing with other parties. . Royalite intends to acquire properties and carry out exploration programs in order to ascertain whether the properties possess commercially viable quantities of oil or gas. There can be no assurance that commercially exploitable oil or gas deposits, or reserves, both exist on the properties until appropriate exploratory work is done.

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

If the merger is completed we intend to change our name to “Royalite Petroleum Company Inc.” and pursue the business of Royalite. Until we complete our merger with Royalite, of which there is no assurance, we intend to pursue our initial business plan.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months	Three Months	Percentage
	ended July 31, 2006	ended July 31, 2005	Increase / (Decrease)
Revenue	$76,723	$77,662	(1.2)%
Expenses	93,377	81,403	14.7%
Net Loss	$(1,094,663)	$(3,741)	29,161%

Revenues

We had revenues of $76,723 for the three months ended July 31, 2006, compared to $77,662 for the three months ended July 31, 2005, representing a minimal decrease of $939 or 1.2% . Our revenues from sales of membership subscriptions to our Worldbid web sites, advertising sales and partnership fees for the three months ended July 31, 2006 declined minimally as compared to the three months ended July 31, 2005.

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

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended	Three Months Ended	Percentage
	July 31, 2006	July 31, 2005	Increase / (Decrease)
Selling, General and	$93,276	$75,504	23.5%
Administrative Expenses
Interest Expense	1,078,009	5,798	18,493%
Depreciation and	101	101	-
Amortization
Total Operating Expenses	$1,094,663	$81,403	1,244%

The increase in our expenses and selling, general and administrative expenses was primarily due to the fact that we recorded an interest expense of $1,073,500 on the conversion feature of the 10% convertible notes issued in the convertible note offering closed in July, 2006. Exclusive of interest expense, we reduced our operating expenses to $21,163 during the quarter ended July 31, 2006. This decrease reflects scaling back of our selling and marketing expenses due to our limited working capital. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to implement our expansion strategy in accordance with our business plan. We anticipate that our operating expenses will be maintained at the current level if we are able to maintain our current revenues without receiving any additional financing.

During the three months ended July 31, 2006, we did not incur any amortization of debt discount expense compared to $4,604 of such expenses for the three months ended July 31, 2005, representing a decrease of $4,604. This expense has no impact on our cash flow.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation in order to fund our operations during 2005. There was no stock based compensation expense included in selling, general and administrative expenses for the three months ended July 31, 2006. We did not issue any options during the three months ended July 31, 2006 and during the fiscal year all of our outstanding options expired.

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

Net Loss

We recorded a net loss of $1,094,663 for the three months ended July 31, 2006, compared to a loss of $3,741 for the three months ended July 31, 2005 representing an increase of $1,090,922. Net cash used in operating activities during the three months ended July 31, 2006 increased to $165,236 as compared to $4,268 in the comparative period.

If we are able to achieve the required financing, we anticipate that our operating expenses will continue to increase if we complete our Merger with Royalite and proceed with the business of Royalite. We will not be able to proceed with these plans if we do not achieve the required financing. If we are able to proceed with these plans but the increased operating expenses incurred do not result in us achieving increased revenues, then our losses will increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Three Months Ended	Three Months Ended
	July 31, 2006	July 31, 2005
Cash Flows used in Operating Activities	$(165,236)	$(4,268)
Cash Flows from (used in) Investing Activities	109	(292)
Cash Flows from Financing Activities	299,100	-
Effect of Exchange Rate Changes on Cash	244	(1,656)
Net increase in Cash During Period	$134,217	$(6,216)

Working Capital
			Percentage
	At July 31, 2006	At April 30, 2006	Increase / (Decrease)
Current Assets	$220,832	$80,614	173.9%
Current Liabilities	(1,351,530)	(454,203)	197.6%
Working Capital Deficit	($1,130,698)	($373,589)	202.7%

We had cash on hand of $209,142 as at July 31, 2006, compared to cash on hand of $72,466 as at July 31, 2005. We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. Since our fiscal year end, we completed the following financings:

-

During our second fiscal quarter we received subscriptions for a total of 3,480,162 units at $0.75 per unit and received total subscription proceeds of approximately $2,600,000 under the private placement offering approved by our directors on June 19, 2006. Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance.

-

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

We have also financed our business operations using loans advanced by Logan Anderson, our Chief Executive Officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of July 31, 2006. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

Credit Card Facility

We have two credit card facility which require an aggregate security deposit of $30,000. We have deposited as security for the credit facilities the $30,851. We have credit card charge-backs representing amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

Future Financing

We are presently pursuing additional financing. On August 11, 2006, our board of directors approved a private placement offering of up to 15,000,000 units at a price of $1.50 per unit. Each unit will consist of one share of our common stock and one half of one share purchase warrant. Each whole warrant will entitle the purchaser to acquire an additional common share at a price of $1.75 per share for a period of one year from closing. The offering will be made on a best efforts private placement basis in reliance of exemptions from applicable securities laws. To date, no units under this offering have been sold. A 10% commission and warrants to purchase up to 10% of the shares placed at a price of $1.75 per share have been authorized to be paid to licensed brokers or investment dealers or other qualified finders in connection with this offering. There is no assurance that this offering or any part of it will be completed.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the interim financial statements included in this Quarterly Report.

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R will require companies to measure all employee stock based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share based payment arrangements. We adopted SFAS No. 123R on a prospective basis on December 15, 2005. No stock options have been issued since that date.

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

If We Never Generate Operating Profit, Then Our Business Will Fail.

We have sustained net losses from operations since our inception. We sustained a $1,094,663 net loss for the three months ended July 31, 2006. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of our stock.

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

ITEM 3.           CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on August 14, 2006. We are not party to any legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the last fiscal year ended April 30, 2006, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

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

2.

During our second fiscal quarter we received subscriptions for a total of 3,480,162 units at $0.75 per unit and received total subscription proceeds of approximately $2,600,000 under the private placement offering approved by our directors on June 19, 2006. Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance. Formal closing of the offering is expected to take place immediately prior to or concurrent with closing of the merger.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment of Articles of Incorporation.(1)

3.3	By-Laws of Worldbid.(1)

3.4	Certificate of Amendment of Articles of Incorporation.(2)

3.5	Certificate of Amendment of Articles of Incorporation.(7)

3.6	Certificate of Change to Articles of Incorporation. (12)

3.7	Amended and Restated Articles of Incorporation filed January 13, 2006.(13)

3.8	By-Laws of Worldbid Corporation(1)

4.1	Specimen Stock Certificate.(1)

4.2	Form of 15% Guaranteed Convertible Notes.(3)

4.3	Form of Series X Share Purchase Warrant.(3)

4.4	2000 Stock Option Plan.(2)

4.5	2004 Stock Option Plan.(9)

4.6	Form of 10% Convertible Note.(14)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(4)

10.2	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC.(5)

10.3	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(6)

10.4	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(10)

10.5	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(11)

10.6	Agreement and Plan of Merger dated August 23, 2006 between Worldbid Corporation and Royalite Petroleum Corp.(15)

10.7	Settlement Agreement dated August 31, 2006 between Worldbid and Howard Thomson.(16)

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics.(10)

21.1	List of Subsidiaries.(14)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the six months ended October 31, 2003 filed with the SEC on December 15, 2003.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(9)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(12)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the three months ended July 31, 2005 filed with the SEC on September 19, 2005.
(13)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2006 filed with the SEC on March 22, 2006.
(14)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2006 filed with the SEC on August 14, 2006.
(15)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(16)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date:	September 14, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)