Form 10QSB
period 2006-10-31
WORLDBID CORP
filed 2006-12-15
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,004,408 Shares of Common Stock as of December 5, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Worldbid” and the “Company” mean Worldbid Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

WORLDBID CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

WORLDBID CORPORATION

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	APRIL 30
	2006	2006

ASSETS

Current
Cash and cash equivalents	$2,642,495	$74,925
Trade accounts receivable, less allowance for doubtful
accounts of $Nil (April 30, 2006 - $Nil)	-	785
Receivables, other	3,814	4,904
	2,646,309	80,614

Loan Receivable (Note 3)	1,760,000	-
Security Deposits	30,982	30,960
Equipment, net	2,447	1,213

	$4,439,738	$112,787

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 4)	$103,344	$380,072
Due to related parties (Note 4)	21,680	21,680
Deferred income	20,591	32,451
Derivative liability (Note 6)	-	-
Notes payable (Note 5)	20,000	20,000
	165,615	454,203

Share Subscriptions Received	4,518,560	-

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Notes 7)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued:
6,004,408 common shares (April 30, 2006 – 5,054,408)	6,004	5,054

Additional Paid-In Capital	10,353,518	7,931,968
Contributed Surplus	38,200	38,200
Deficit	(10,594,098)	(8,269,696)
Accumulated Other Comprehensive Income	(48,061)	(46,942)
	(244,437)	341,416

	$4,439,738	$112,797

See accompanying notes to the financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31		OCTOBER 31
	2006	2005	2006	2005

Revenue	$63,114	$86,932	$139,837	$164,594

Expenses
Selling, general and
administrative expenses
	135,801	114,898	229,178	190,493

Loss before the following
items:	(72,687)	(27,966)	(89,341)	(25,899)

Interest expense	(9,062)	(7,392)	(1,087,071)	(13,190)
Loss on embedded
derivative liability (Note 6)	(1,159,000)	-	(1,159,000)	-
Gain of settlement of debt
(Note 4)	11,010	-	11,010	-

Net Loss	1,229,739	(35,358)	(2,324,402)	(39,089)

Net Loss Per Share – Basic
and diluted	$(0.24)	$(0.01)	$(0.46)	$(0.01)

Weighted Average Number
Of Common Shares
Outstanding	5,064,734	5,050,545	5,059,571	5,052,403

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 31		OCTOBER 31
	2006	2005	2006	2005

Net Loss	$(1,229,739)	$(35,358)	$(2,324,402)	$(39,089)

Other Comprehensive
Loss
Foreign currency
translation adjustment	(1,363)	(5,935)	(1,119)	(7,591)

Comprehensive Loss	$(1,231,102)	$(41,293)	$(2,325,521)	$(46,680)

See accompanying notes to the financial statements

WORLDBID CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	SIX MONTHS ENDED
	OCTOBER 31
	2006	2005

Cash Flows From Operating Activities
Net Loss	$(2,324,402)	$(39,089)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Non cash interest	1,078,290	-
Loss on embedded derivative liability	1,159,000	-
Gain on settlement of debt	(11,050)	-
Depreciation and amortization	278	202
Trade accounts receivable	785	1,214
Receivables, other	1,090	2,105
Accounts payable and accrued liabilities	(232,468)	21,925
Deferred income	(11,860)	793
Net Cash Used In Operating Activities	(340,337)	(12,850)

Cash Flows From Investing Activites
Equipment purchases	(1,512)	-
Security deposits	(22)	(711)
Loan receivable	(1,760,000)	-
	(1,761,534)	(711)
Cash Flows From Financing Activities
Share subscriptions received	4,518,560	-
Proceeds from convertible notes	152,000	-
	4,670,560	-

Effect Of Exchange Rate Changes On Cash	(1,119)	(7,591)

Net Change In Cash And Cash Equivalents	2,567,570	(21,152)

Cash And Cash Equivalents, Beginning Of Period	74,925	78,682

Cash And Cash Equivalents, End Of Period	$2,642,495	$57,530

Supplementary Disclosure for Non-Cash Investing and
Financing Activities

Common shares issued on conversion of convertible notes and
elimination of embedded derivative liability.	$2,422,500	$-

Supplementary Cash Flow Information

Taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the financial statements

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

a)	Business and Basis of Presentation

Worldbid Corporation (the “Company”) was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade website. The financial statements include the operations of the Company and its wholly-owned subsidiary, Worldbid International Inc. formerly Worldbid Canada Corporation, incorporated in British Columbia, Canada. Subsequent to October 31, 2006 Worldbid International Inc. changed its domicile to Nevada. All significant inter-company balances and transactions have been eliminated in the consolidation.

The unaudited consolidated financial statements of the Company at October 31, 2006, and for the six month period then ended, include the accounts of the Company and its wholly-owned subsidiary, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2007 are consistent with those used in fiscal 2006. The results of operations for the six months ended October 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2007. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2006 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

b)	Liquidity and Future Operations

The Company has sustained net losses from operations since its inception. At October 31, 2006, the Company has working capital of $2,480,694. In the event of the completion of the merger (Note 2) the Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to obtain additional funding through public or private equity financing.

On June 19, 2006, the Company approved an offering of up to an aggregate of 4,000,000 units at a price of $0.75 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $0.85 per share for a one year period. The Company has received subscriptions to issue 3,380,162 units and has determined not to accept any more subscriptions under this offering.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

b)	Liquidity and Future Operations (continued)

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

2.	PROSPECTIVE AGREEMENT AND MERGER

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

Under the terms of the Merger Agreement, the Company will issue one share of the Company’s common stock in exchange for each outstanding share of common stock of Royalite. As at October 31, 2006, Royalite has 24,960,667 shares of common stock outstanding.

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

ii)	Delivery of required financial statements by Royalite;

iii)	Approval by the shareholders of the Company and Royalite

Unless waived, failure to meet these conditions would prevent closing of the Merger.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	LOAN RECEIVABLE

The loan receivable is due from Royalite (Note 2) and is unsecured, and has no specified terms of repayment. Subsequent to October 31, 2006, the Company advanced an additional $651,500 to Royalite.

4.	DUE TO RELATED PARTIES

(a)

Included in accounts payable is $nil (April 30, 2006 - $182,369) due to two directors for unpaid management compensation, $3,252 (April 30, 2006 - $2,168) due to a director for accrued interest on the shareholder loan, and $958 (April 30, 2006 - $nil) due to a past director for interest accrued on convertible notes payable. The amounts are unsecured and without specified terms of repayment.

(b)	Loan payable of $21,680 (April 30, 2006 - $21,680) is due to a director, is unsecured, payable on demand and bears interest at 10% per annum.

(c)

On August 31, 2006, the Company entered into a settlement agreement with a director to settle management fees and other amounts due in the amount of $31,010 for $20,000 resulting in the Company recording a gain on settlement of $11,010.

5.	NOTES PAYABLE

The notes are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Worldbid International Inc. and by the subordination of intercompany debt.

6.	CONVERTIBLE NOTES PAYABLE

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

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTES PAYABLE (continued)

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

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.

The Company recorded an interest expense of $1,073,500 at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the period ended October 31, 2006 the Company recorded accrued interest on the notes amounting to $4,790 and a loss resulting from the change in fair value of the embedded derivative liability of $1,159,000.

On October 31, 2006, all convertible notes were converted to capital stock of the Company at $0.20 per share resulting in the issuance of 950,000 common shares. (Note 7)

7.	CAPITAL STOCK

a)	Common And Preferred Stock

(i)

On June 19, 2006, the Company approved an offering of up to an aggregate of 4,000,000 units at a price of $0.75 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $0.85 per share for a one year period. The Company has received subscriptions to issue 3,380,162 units and has determined not to accept any more subscriptions under this offering.

(ii)

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

As at October 31, 2006, the Company has received under both offerings noted above an aggregate of $4,518,560 in share subscriptions net of commission costs of $236,600.

WORLDBID CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (continued)

a)	Common And Preferred Stock

(iii) On October 31, 2006, 950,000 common shares were issued pursuant to the conversion all $190,000 of the convertible notes into common stock at $0.20 per share.

b)	Share Purchase Warrants

Except for the warrants referred to in Notes 7(i) and 7(ii) above, which will be outstanding upon issuance of the related units, as at October 31, 2006, the Company has no outstanding share purchase warrants.

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

Effective August 23, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royalite Petroleum Corp. (“Royalite”), a Nevada corporation, pursuant to which we intend to merge with Royalite. Royalite is an oil and gas exploration company active in the Utah Hingeline Trend of south-central Utah. Royalite has the exclusive rights in Utah to a proprietary sensing technology for conducting geophysical surveys and mapping potential oil structures. Closing of the proposed merger is subject to a number of conditions, including: (i) the disposition by Worldbid of its interest in its wholly owned subsidiary, Worldbid Canada Corporation; (ii) delivery of required financial statements by Royalite; (iii) approval by our shareholders and Royalite, and (iv) completion of the respective parties due diligence. Unless waived, failure to meet these conditions would prevent closing of the merger. If the merger is completed we intend to change our name to “Royalite Petroleum Company Inc.” and pursue the business of Royalite. Until we complete our merger with Royalite, of which there is no assurance, we intend to pursue our initial business plan.

Recent Developments

Since the end of our quarter ended July 31, 2006, we have experienced the following corporate developments:

1.

On October 31, 2006, all $190,000 of our outstanding 10% convertible notes were converted into shares of our common stock at a deemed value of $0.20 per share, resulting in the issuance of 950,000 shares of our common stock to note holders. During the period ended October 31, 2006 we recorded accrued interest on the notes amounting to $4,790 and a loss resulting from the change in fair value of the derivative of $1,159,000.

2.

Since the completion of our first fiscal quarter ended July 31, 2006, we have advanced a total of $2,411,500 to Royalite. The amounts due from Royalite are unsecured and have no specified terms of repayment.

3.

In November, 2006, we filed a preliminary Schedule 14(a) proxy statement soliciting proxies at a special meeting of our stockholders to be held for the purpose of obtaining stockholder approval for a reorganization of Worldbid (the “Reorganization”) consisting of the following: (i) the proposed merger with Royalite Petroleum Corp., with Worldbid continuing as the surviving entity; and (ii) the pro rata distribution of all the outstanding shares of Worldbid’s wholly owned subsidiary to our stockholders.

4.

During our second fiscal quarter we received subscriptions for a total of 3,380,162 units at $0.75 per unit and received total subscription proceeds of approximately $2,600,000 under the private placement offering approved by our directors on June 19, 2006. Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance. The directors determined effective August 11, 2006 to terminate this offering and to approve a new private placement offering, as described below. Formal closing of the offering is expected to take place immediately prior to or concurrent with closing of the Merger.

5.

On August 31, 2006, Howard Thomson resigned as our Chief Financial Officer, Secretary, Treasurer and a member of our Board of Directors. Logan Anderson was appointed as Chief Financial Officer, Secretary and Treasurer in his place. Concurrent with his resignation, we entered into a settlement agreement pursuant to which Mr. Thomson agreed to release us from any and all liabilities or obligations owed to him in consideration for $20,000. Mr. Thomson also agreed to terminate any arrangements whereby we would be obligated to pay Mr. Thomson any fees or other remuneration.

6.

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

7.

Effective August 11, 2006, our board of directors approved a private placement offering of up to 15,000,000 units at a price of $1.50 per unit. Each unit will consist of one share of our common stock and one half of one share purchase warrant. Each whole warrant will entitle the purchaser to acquire an additional common share at a price of $1.75 per share for a period of one year from closing. The offering will be made on a best efforts private placement basis in reliance of exemptions from applicable securities laws. A 10% commission and warrants to purchase up to 10% of the shares placed at a price of $1.75 per share have been authorized to be paid to licensed brokers or investment dealers or other qualified finders in connection with this offering. This private placement will not close until such time as we complete the Merger with Royalite. There is no assurance that this offering or the Merger will be completed.

Merger with Royalite Petroleum Corp.

On August 23, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royalite Petroleum Corp., pursuant to which we intend to merge with Royalite (the “Merger”). Under the terms of the Merger Agreement, we are to issue one share of our common stock in exchange for each outstanding share of common stock of Royalite. Royalite presently has 24,960,667 shares of common stock outstanding. The existing stockholders of Worldbid immediately prior to the Merger will own approximately 19.4% of the outstanding shares following the Merger, with the former stockholders of Royalite owning approximately 80.6% of the outstanding shares of the merged company. There is currently no market for Royalite’s common stock. The shares of the Mergeco to be issued to the former Royalite stockholders on completion of the Merger are expected to be issued pursuant to exemptions from the registration requirements of the Securities Act and it is expected that these shares will be “restricted securities” as defined under Rule 144 under the Securities Act.

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

(ii)	Delivery of required financial statements by Royalite.

(iii)	Approval of the Merger by the shareholders of Worldbid and Royalite.

(iv)	Completion of due diligence by the respective parties.

(v)	The holders of no more than 5% of the issued and outstanding stockholders shall have exercised appraisal rights as dissenting stockholders.

Unless waived, failure to meet these conditions would prevent closing of the Merger. The Merger Agreement may be terminated: (i) at any time on the mutual agreement of the parties; (ii) by either party if there is a breach of any material representation, warranty, or covenant in the agreement that is not cured within 10 business days notice of the breach to the other party in breach. Following completion of the Merger, of which there is no assurance, Worldbid will continue as the surviving corporation (“Mergeco”) and the separate existence of Royalite will cease, except insofar as it may be continued under Nevada law. If the Merger is completed we intend to change our name to “Royalite Petroleum Company Inc.” and pursue the business of Royalite. Until we complete our merger with Royalite we intend to pursue our initial business plan.

Board Appointments pursuant to the Merger Agreement

The Merger Agreement provides that, immediately following the completion of the Merger if completed, the Board of Directors and executive officers of Mergeco will be as follows:

Name	Position
Michael L. Cass	Director, President and Chief Executive Officer
William Charles Tao	Director
K. Ian Matheson	Director
Logan B. Anderson	Director, Vice President of Finance and Chief Financial Officer
Derek R. Van Laare	Director and Secretary

Mr. Anderson and Dr. Tao are currently officers and directors of Worldbid. The following is a brief description of the nominees to be appointed in connection with the Merger:

Michael L. Cass was appointed to Royalite’s Board of Directors and as its President and Chief Executive Officer on February 8, 2006. From 1997 to 2005, Mr. Cass was an independent oil and gas investor in Texas where he bought, sold and developed oil and gas properties. From 1990 to 1997, Mr. Cass was president and chairman of MLC Petroleum Corporation, formerly a Toronto Stock Exchange company. Mr. Cass has over 29 years business experience with emphasis in all aspects of the oil and gas industry.

K. Ian Matheson has been a member of Royalite’s Board of Directors and its Secretary, Treasurer and Chief Financial Officer since inception. Mr. Matheson has also served as Royalite’s, President, but resigned from that position on February 8, 2006. Mr. Matheson has also been a member of the board of directors of Searchlight Mineral Corp., an OTC Bulletin Board company, since February 10, 2005. Mr. Matheson has been a director and president of the following Nevada private companies that have been involved in the research and development of precious metals in the southern Nevada area: Pilot Plant Inc. (since May 1, 2003); Pass Minerals Inc. (since August 15, 1995) and Kiminco Inc. (since June 26, 1995). Mr. Matheson earned a Bachelor of Commerce degree from the University of British Columbia in 1963. In 1964 and 1965, he attended McGill University in Montreal, Quebec where he earned a degree as a Chartered Accountant at the Quebec Institute of Chartered Accountants. He was admitted into the British Columbia Institute of Chartered Accountants in 1965. From 1965 to 1967, he worked as a Chartered Accountant with Coopers and Lybrands in Vancouver, BC. He is presently a member of the British Columbia Institute of Chartered Accountants and the Canadian Institute of Chartered Accountants.

Derek R. Van Laare was appointed to Royalite’s Board of Directors on February 8, 2006. From May 2003 to September 30, 2004, Mr. Van Laare served as the secretary of TSI Medical Corp. a Nevada corporation. Mr. Van Laare is a former securities broker and has over 25 years of experience in financing public companies. Mr. Van Laare has served as a director and officer of several public companies, including PLC Systems, Inc., 3-D Systems Inc. and ID Biomedical Corporation.

Business of Royalite

Royalite is an oil and gas exploration company active in the Hingeline Trend of south-central Utah. Royalite has exclusive rights, in Utah, to use a proprietary sensing technology (known as the “Moore Radiometer”) used to conduct geophysical surveys and map potential oil structures. Royalite is currently conducting geophysical surveys in the counties surrounding the Covenant Field, an oil field located in Utah and discovered by Michigan based Wolverine Oil and Gas in December, 2003. The Moore Radiometer is used to measure the depth, thickness, width and density of hydrocarbon deposits from the surface down through to the basement complex of the underlying geology and the location and direction of the local features of the underlying geology.

The Moore Radiometer utilizes naturally transmitted electromagnetic radiation emitted from the Earth’s molten core to locate and measure subsurface formations, mineral and petroleum deposits and subsurface water sources. The instrument can be used on the surface, underground, on water, or in the air (by helicopter), and does not require the use of heavy and expensive equipment as required with traditional seismic surveying and downhole measurement techniques.

Royalite believes that the Moore Radiometer will allow it to locate oil and gas deposits more efficiently and more economically than through traditional exploration techniques by increasing the accuracy of its estimates of oil and gas reserves prior to drilling and by increasing its ability to select optimal locations for drill sites.

Currently, Royalite has secured oil and gas leases on over 33,000 acres of land along the Utah Hingeline Trend of south-central Utah and was the successful bidder on 17 parcels of land consisting of 20,000 acres in the recent Bureau of Land Management (“BLM”) oil and gas lease sale held in Salt Lake City on August 15, 2006. Royalite was also the successful bidder on eight parcels of land that the State of Utah Land Trust offered for lease in its July, 2006 sealed bid auction. Royalite has a 100% working interest in its leases and will pay a 12.5% royalty to the lessors.

Royalite has concluded detailed geophysical surveys on numerous large structures south of the Covenant Field and is proceeding to obtain drilling permits to commence a multi-well drilling program as soon as possible. Royalite currently intends to maintain its 100% working interest by drilling the properties itself rather than entering into joint ventures with other parties. Royalite intends to acquire properties and carry out exploration programs on an ongoing basis in order to ascertain whether the properties possess commercially viable quantities of oil or gas. There can be no assurance that commercially exploitable oil or gas deposits or reserves will be found on any of its properties.

Royalite’s Plan Of Operation For The Next Twelve Months

Subject to the availability of sufficient financing, Royalite expects to spend up to $15,500,000 on its oil and gas exploration and development activities over the next twelve months. These activities are expected to include the following:

(i)

Drilling at least 5 exploratory wells on the properties to which it has secured oil and gas leases. Royalite estimates that it will cost approximately $2,000,000 per well hole for drilling, and an additional $500,000 per well hole to complete each well if commercial quantities of hydrocarbons are found;

(ii)

Securing rights to an additional 80,000 acres of land located in the Utah Hingeline Trend of south-central Utah from the BLM, the State of Utah and private land owners. Royalite has estimated that it will cost approximately $1,500,000 to acquire rights to these additional 80,000 acres; and

(iii)	Conducting seismic surveys of approximately 30 miles at a total estimated cost of approximately $1,500,000.

In addition, Royalite anticipates spending approximately $35,000 over the next twelve months on overhead costs related to the operation of its business.

PLAN OF OPERATION

We do not currently have, and subject to the completion of the Merger, are not expected to have, sufficient capital resources to meet all of the anticipated costs of Royalite’s plan of operation for the next twelve months. As such, as such, if the Merger is completed, our ability to complete the Royalite plan of operation will be dependent upon our ability to obtain additional financing.

Any financing that we obtain following the Merger is expected to be in the form of sales of equity securities as traditional debt financing is not expected to be available to us in amounts sufficient to enable us to complete the Royalite plan of operation. If Royalite is successful in completing any equity financings, of which there is no assurance, existing shareholders will experience a dilution of their percentage ownership interest in the surviving entity following the Merger (“Mergeco”). If Mergeco is not successful in raising sufficient financing, it may not be able to complete Royalite’s plan of operation, its business may fail and existing shareholders may lose all or part of their investment.

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

If the Merger is completed, we intend to change our name to “Royalite Petroleum Company Inc.” and pursue the business of Royalite. Until we complete our Merger with Royalite, of which there is no assurance, we intend to pursue our initial business plan.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$63,114	$86,932	(27.4)%	$139,837	$164,594	(15)%
Selling, General	$135,801	$114,898	18.2%	$229,178	$190,493	20.3%
and Administrative
Expenses

Other Income/	$(1,157,052)	$(7,392)	15,552.8%	$(2,235,061)	$(13,190)	16,845.1%
Expenses

Net Loss	$(1,229,739)	$(35,358)	3,377.9%	$(2,324,402)	$(39,089)	5,846.4%

Revenues

Our revenues from sales of membership subscriptions to our Worldbid web sites, advertising sales and partnership fees for the three months ended October 31, 2006 declined by 27.3% as compared to the three months ended October 31, 2005 primarily as a result of a decrease in our advertising revenues. Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. Revenues from our Worldbid global payment services and data mining services were minimal during 2006.

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended October 31,			Six Months Ended October 31,
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Selling, General and	$135,801	$114,898	18.2%	$229,178	$190,493	20.3%
Administrative Expenses

Interest Expense	$9,062	$7,392	22.6%	$1,087,071	$13,190	8,141.7%

Total Expenses	$144,863	$122,290	18.5%	$1,316,249	$203,683	546.2%

The increase in our expenses was primarily due to the fact that we recorded an interest expense of $1,087,071 on the conversion feature of the 10% convertible notes issued in the convertible note offering closed in July, 2006. Exclusive of interest expense, during the six months ended October 31, 2006 we increased our total expenses by 20.3% as compared to the comparative period in 2005 as a result of an increase in professional and management fees relating to the proposed merger with Royalite. We expect that our selling, general and administration expenses may increase substantially if we are able to achieve the necessary financing to enable us to complete the Merger in accordance with our business plan.

During the three months ended October 31, 2006, we did not incur any amortization of debt discount expense compared to $101 of such expenses for the three months ended October 31, 2005, representing a decrease of $101. This expense has no impact on our cash flow.

Stock Based Compensation Expenses

We decreased our reliance on stock based compensation during fiscal 2006. There was no stock based compensation expense included in selling, general and administrative expenses for the three months ended October 31, 2006. Effective December 15, 2005, we adopted the fair value method of accounting for stock based compensation. In accordance with FASB No. 123, ”Share Based Payment,” on a prospective basis. Prior to December 15, 2005, we accounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees,” and related interpretations.

Net Loss

We recorded a net loss of $1,229,739 for the three months ended October 31, 2006, compared to a loss of $35,358 for the three months ended October 31, 2005 representing an increase of $1,194,381. Net change in cash during the six months ended October 31, 2006 increased to $2,567,570 as compared to a decrease of $21,152 in the comparative period.

If we are able to achieve the required financing, we anticipate that our operating expenses will continue to increase if we complete our Merger with Royalite and proceed with the business of Royalite. We will not be able to proceed with these plans if we do not achieve the required financing.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Six Months Ended October 31,
	2006	2005
Cash Flows from (used in) Operating Activities	$(340,337)	$(12,850)
Cash Flows from (used in) Investing Activities	$(1,761,534)	$(711)
Cash Flows from (used in) Financing Activities	$4,670,560	-
Net Increase (decrease) in Cash During Period	$2,567,570	$(21,152)

Working Capital
			Percentage
			Increase /
	At October 31, 2006	At April 30, 2006	(Decrease)
Current Assets	$2,646,309	$80,614	3,182.7%
Current Liabilities	$165,615	$454,203	(63.5)%
Working Capital Surplus (Deficit)	$2,480,694	$(373,589)	564%

We had cash on hand of $2,642,495 as at October 31, 2006, compared to cash on hand of $74,295 as at April 30, 2006. We have historically been dependent on sales of our equity securities,

secured convertible notes and loans from certain of our shareholders to finance our business operations. Since our fiscal year end, we completed the following financings:

(1)

During our second fiscal quarter, we received subscriptions for a total of 3,380,162 units at $0.75 per unit and received total subscription proceeds of approximately $2,600,000 under the private placement offering approved by our directors on June 19, 2006. Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance.

(2)

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

(3)

On October 31, 2006, all $190,000 of our outstanding 10% convertible notes were converted into shares of our common stock at a deemed value of $0.20 per share, resulting in the issuance of 950,000 shares of our common stock to note holders. During the period ended October 31, 2006 we recorded accrued interest on the notes amounting to $4,790 and a loss resulting from the change in fair value of the derivative of $1,159,000.

There is no assurance that we will be able to complete further sales of our equity securities, secured convertible notes or obtain further loans in order to finance our business operations. We have also financed our business operations using loans advanced by Logan Anderson, our Chief Executive Officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of October 31, 2006. There is no assurance that either Mr. Anderson or any other shareholder will advance further funds to us in order to finance our business operations.

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

Since the completion of our first fiscal quarter ended July 31, 2006, we have advanced a total of $2,411,500 to Royalite. The amounts due from Royalite are unsecured and have no specified terms of repayment.

10% Convertible Notes

On July 31, 2006, we closed an offering of 10% convertible notes for proceeds of $190,000. The 10% Convertible Notes were issued on August 11, 2006 to 14 subscribers pursuant to Regulation S of the Securities Act of 1933 (the “Securities Act”). The convertible notes are due on April 30, 2008 and bear interest at a rate of 10% per annum. The notes are convertible at the option of the noteholder into shares of our common stock at a price equal to the lesser of $0.20 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion. On October 31, 2006, all $190,000 of our outstanding 10% convertible notes were converted into shares of our common stock at a deemed value of $0.20 per share, resulting in the issuance of 950,000 shares of our common stock to note holders. During the period ended October 31, 2006, we recorded accrued interest on the notes amounting to $4,790 and a loss resulting from the change in fair value of the derivative of $1,159,000.

Credit Card Facility

We have two credit card facilities which require an aggregate security deposit of $30,000. We have deposited as security for the credit facilities the $30,982. We have credit card charge-backs representing amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

Future Financing

We are presently pursuing additional financing. On August 11, 2006, our board of directors approved a private placement offering of up to 15,000,000 units at a price of $1.50 per unit. Each unit will consist of one share of our common stock and one half of one share purchase warrant. Each whole warrant will entitle the purchaser to acquire an additional common share at a price of $1.75 per share for a period of one year from closing. The offering will be made on a best efforts private placement basis in reliance of exemptions from applicable securities laws. A 10% commission and warrants to purchase up to 10% of the shares placed at a price of $1.75 per share have been authorized to be paid to licensed brokers or investment dealers or other qualified finders in connection with this offering. This private placement will not close until such time as we complete the Merger with Royalite. There is no assurance that this offering or the Merger will be completed.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our business plan.

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

Revenue Recognition

We earn revenue by selling subscriptions to our service, advertising on e-mail communications to businesses using the Worldbid website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

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

Stock Based Compensation

Effective December 15, 2005, we adopted the fair value method of accounting for stock based compensation. In accordance with FASB No. 123, ”Share Based Payment,” on a prospective basis. Prior to December 15, 2005, we accounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees,” and related interpretations.

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

Risks Relating to our Business

If we do not obtain additional financing, our business will fail.

Our current revenues are not sufficient to pay for our current operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our business plan of operations and satisfy our present creditors. We have financed our business operations to date from sales of equity securities, secured convertible notes and loans advanced by shareholders, including Logan Anderson, our Chief Executive Officer, one of our directors, and our major shareholder. There is no assurance that we will complete any further sales of our securities. We may not be able to continue operations if additional financing is not obtained.

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

We have sustained net losses from operations since our inception. We sustained a $2,324,402 net loss for the six months ended October 31, 2006. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues that we plan to from our sales of subscription memberships, sales of data information, advertising and other sources. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

Risks Relating to our Proposed Merger with Royalite Petroleum Corp.

Royalite has no proven reserves or current production and may never have any.

Royalite does not have any proven reserves or current production of oil or gas. There are no assurances that any wells will be completed or, if completed, that such wells will produce oil or gas in commercially profitable quantities.

If Royalite does not find any oil or gas reserves or if it cannot complete the exploration of the mineral reserve, either because it does not have the money to do it or because it will not be economically feasible to do it, it may have to cease operations. Oil and gas exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if Royalite is able to find oil and gas reserves on its properties its ability to put those reserves into production is subject to further risks including:

1.

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which Royalite has not budgeted for;

2.	Availability and costs of financing;

3.	Ongoing costs of production; and

4.	Environmental compliance regulations and restraints.

The marketability of any oil and gas deposits acquired or discovered may be affected by numerous factors which are beyond Royalite’s control and which cannot be accurately predicted, such as market fluctuations, the lack of drilling equipment near Royalite’s oil and gas properties, and such other factors as government regulations, including regulations relating to allowable drilling, production, importing and exporting of oil and gas deposits, and environmental protection.

Royalite is an exploration stage company with a limited operating history, which may hinder its ability to successfully meet its objectives.

Royalite is an exploration stage company with only a limited operating history upon which to base an evaluation of its current business and future prospects. Royalite was only incorporated on December 2, 2005 and does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of Royalite’s business is unproven. In addition, because of its limited operating history, Royalite has limited insight into trends that may emerge and affect its business. Royalite may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Royalite may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause Royalite’s business, results of operations and financial condition to suffer.

The successful implementation of Royalite’s business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Royalite’s oil and gas operations will be subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Royalite’s exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of Royalite’s investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that Royalite commences production, of which there are no assurances, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder Royalite’s access to oil and gas markets and delay production. The availability of a ready market for Royalite’s prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Royalite’s ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. A failure to obtain such services on acceptable terms could materially harm Royalite’s business. Royalite may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, Royalite would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Royalite’s future performance is dependent upon its ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

The future performance of Royalite’s business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, Royalite will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable Royalite to recover its exploration and development costs or sustain its business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that Royalite’s exploration and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed Royalite’s initial estimates.

The geographic concentration of all of Royalite’s properties in the Utah Hingeline Trend may subject Royalite to an increased risk of loss of revenue or curtailment of production from factors affecting that area.

The geographic concentration of all of Royalite’s leasehold interests in the Utah Hingeline Trend means all of its properties could be affected by the same event should the region experience severe weather; delays or decreases in production; an unavailability of equipment, facilities or services; delays or decreases in the availability of capacity to transport, gather or process production; or changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect Royalite’s business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond Royalite’s control. These factors include, but are not limited to:

(a)	weather conditions in the United States and elsewhere;
(b)	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;
(c)	actions by OPEC, the Organization of Petroleum Exporting Countries;
(d)	political instability in the Middle East and other major oil and gas producing regions;
(e)	governmental regulations, both domestic and foreign;
(f)	domestic and foreign tax policy;
(g)	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
(h)	the price of foreign imports of oil and gas;
(i)	the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;
(j)	the rate of decline of existing and new oil and gas reserves;
(k)	available pipeline and other oil and gas transportation capacity;
(l)	the ability of oil and gas companies to raise capital;
(m)	the overall supply and demand for oil and gas; and
(n)	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect Royalite’s capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. Royalite does not currently engage in any hedging program to mitigate its exposure to fluctuations in oil and gas prices. Changes in commodity prices may also significantly affect Royalite’s ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. Commodity prices are expected to continue to fluctuate significantly in the future.

Royalite’s ability to produce oil and gas from its properties may be adversely affected by a number of factors outside of its control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which Royalite has interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond Royalite’s control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect Royalite’s ability to execute its exploration and development plans on a timely basis and within Royalite’s budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect Royalite’s exploitation and exploration operations, which could have a material adverse effect on its business, financial condition and results of operations. Since Royalite’s operations and properties are concentrated in the Utah Hingeline Trend, Royalite could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

Royalite may be unable to retain its leases and working interests in leases, which would result in significant financial losses.

Royalite’s properties are held under oil and gas leases. If Royalite fails to meet the specific requirements of each lease, such lease may terminate or expire. There are no assurances the obligations required to maintain those leases will be met. The termination or expiration of Royalite’s leases may harm its business. Royalite’s property interests will terminate unless it fulfills certain obligations under the terms of its leases and other agreements related to such properties. If it is unable to satisfy these conditions on a timely basis, it may lose its rights in these properties. The termination of Royalite’s interests in these properties may harm its business. In addition, Royalite will need significant funds to meet capital requirements for the exploration activities that it intends to conduct on its properties.

Title deficiencies could render Royalite’s leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to Royalite’s business. It is Royalite’s practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, Royalite relies upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, Royalite does not anticipate that it, or the person or company acting as operator of the wells located on the properties that it currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, Royalite may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies could render the lease worthless.

If Royalite fails to maintain adequate insurance, its business could be materially and adversely affected.

Royalite’s operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. Royalite could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on Royalite’s financial condition and results of operations. Any prospective drilling contractor or operator which Royalite hires will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. Therefore, Royalite does not plan to acquire its own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of Royalite’s investment in a particular prospect which could have a material adverse effect on its financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact an prospective production.

Royalite’s business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of Royalite’s facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that Royalite acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, Royalite could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, Royalite may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, Royalite does not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, Royalite could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm Royalite’s business. Furthermore, future changes in environmental laws and regulations could occur, resulting in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on Royalite’s financial condition or results of operations.

The oil and gas industry is highly competitive, and Royalite may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. Royalite competes with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than it does, as well as companies in other industries supplying energy, fuel and other needs to consumers. Royalite’s larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than it can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which Royalite does business and handle longer periods of reduced prices for oil and gas more easily than it can. Royalite’s competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than Royalite can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than Royalite can. Royalite’s ability to acquire additional properties in the future will depend upon its ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Risks related to the use of the Moore Radiometer

The Moore Radiometer technology is a new technology and has not yet been definitively proven to be effective. Although use of the Moore Radiometer has allowed Royalite to conduct geophysical surveys at a greatly decreased cost than would be possible using traditional measuring techniques, there are no assurances that the Moore Radiometer will be as effective in locating and measuring subsurface hydrocarbon deposits as traditional measuring techniques.

The Company is aware of at least one instance where geological experts have disputed the claims made by the inventor of the Moore Radiometer. In a hearing before the U.S. Department of the Interior’s Interior Board of Land Appeals, in March, 2006, relating to the validity of certain placer mineral claims, a geologist from the Bureau of Land Management (the “BLM”) discredited the Moore Radiometer. (Interior Board of Land Appeals Decision, 168 IBLA 115, March 16, 2006.) K. Ian Matheson, one of the directors of Royalite, was a party to the proceedings.

Royalite has informed the Company that it believes the conclusions of the BLM expert were faulty as the equipment used by the Moore Radiometer differs from the equipment upon which the BLM expert’s opinion was based. In an effort to confirm the efficacy of the Moore Radiometer, Royalite asked the inventor to map the underground geology of a specific area. Royalite had, in its possession, the results of previous mapping efforts done on the area by more traditional surveying techniques, which results were kept from the inventor. Royalite has informed the Company that the results produced by the Moore Radiometer matched, to approximately 90% accuracy, the information of the underground geology already possessed by Royalite.

In addition to the tests performed by Royalite, one of the Company’s directors, Dr. William Charles Tao, has examined the scientific principles on which the Moore Radiometer is based. Dr. Tao is a graduate of Standford University, where he received a Ph.D. in Chemical Engineering in June, 1986 and a Ph.D. in Chemical Physics a year later. Dr. Tao has concluded, through an examination of the Moore Radiometer calibration from measurements of electromagnetic radiation transmissions in the region of existing wells, that the scientific principles underlying the Moore Radiometer are sound. Based on the representations of Royalite and the investigations performed by Dr. Tao, the Company believes that there is sufficient evidence to support Royalite’s use of the Moore Radiometer in conducting its oil and gas exploration activities.

Despite the due diligence investigations of Royalite and the Company, there are no assurances that any oil and gas products will be found on Royalite’s properties.

ITEM 3.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the SEC on August 14, 2006. We are not party to any legal proceedings that have commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2006, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.

During our second fiscal quarter, we received subscriptions for a total of 3,380,162 units at $0.75 per unit and received total subscription proceeds of approximately $2,600,000 under the private placement offering approved by our directors on June 19, 2006. Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole share purchase warrant entitling the holder to purchase one share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance. The directors determined effective August 11, 2006 to terminate this offering and to approve a new private placement offering. Formal closing of the offering is expected to take place immediately prior to or concurrent with closing of the Merger.

2.

On October 31, 2006, all $190,000 of our outstanding 10% convertible notes were converted into shares of our common stock at a deemed value of $0.20 per share, resulting in the issuance of 950,000 shares of our common stock to note holders. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a not a “US person” as defined in Regulation S and that they were not acquiring shares for the account or benefit of such a “US person.” We did not engage in a distribution of these securities in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number
3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(11)
3.2	By-Laws of Worldbid.(1)
4.1	Specimen Stock Certificate.(1)
4.2	Form of 15% Guaranteed Convertible Notes.(3)
4.3	Form of Series X Share Purchase Warrant.(3)
4.4	2000 Stock Option Plan.(2)
4.5	2004 Stock Option Plan.(8)
4.6	Form of 10% Convertible Note.(12)
10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(4)
10.2	Memorandum of Agreement dated September 18, 2002 between Worldbid and City of London Group PLC.(5)
10.3	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(6)
10.4	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(9)
10.5	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(10)
10.6	Agreement and Plan of Merger dated August 23, 2006 between Worldbid Corporation and Royalite Petroleum Corp.(13)
10.7	Settlement Agreement dated August 31, 2006 between Worldbid and Howard Thomson.(14)
14.1	Code of Ethics.(9)
21.1	List of Subsidiaries.(12)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Incorporated by reference from our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 15, 2000.
(3)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on December 24, 2001.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on September 23, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.

(7)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the nine months ended January 31, 2004 filed with the SEC on March 16, 2004.
(8)	Filed as an Exhibit to our Registration Statement on Form S-8, filed with the SEC on April 27, 2004.
(9)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(10)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(11)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB for the three months ended July 31, 2005 filed with the SEC on September 19, 2005.
(12)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2006 filed with the SEC on August 14, 2006.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDBID CORPORATION

Date:	December 13, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer
and Principal Accounting Officer)