Form 10QSB
period 2007-01-31
ROYALITE PETROLEUM CO INC.
filed 2007-03-26
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________to ________

Commission File Number 000-26729

ROYALITE PETROLEUM COMPANY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 PEACE PORTAL DRIVE, SUITE 201
BLAINE, WA 98230
(Address of principal executive offices)

(360) 201-0400
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,907,270 Shares of Common Stock as of March 26, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation – Note 2)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2007	2006

ASSETS

Current
Cash and cash equivalents	$2,102,687	$74,925
Trade accounts receivable, less allowance for doubtful
accounts of $Nil (April 30, 2006 - $Nil)	7,395	785
Receivables, other	3,148	4,904
	2,113,230	80,614

Loan Receivable (Note 3)	2,180,000	-
Security Deposits	30,452	30,960
Equipment, net	5,085	1,213

	$4,328,767	$112,787

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 4)	$93,010	$380,072
Due to related parties (Note 4)	21,680	21,680
Deferred income	17,949	32,451
Notes payable (Note 5)	20,000	20,000
	152,639	454,203

STOCKHOLDERS’ EQUITY

Capital Stock (Note 7)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001
Issued:
9,484,570 common shares (April 30, 2006 – 5,054,408)	9,484	5,054
Share Subscriptions Received (Note 7)	2,153,549	-
Additional Paid-In Capital	14,463,460	7,931,968
Contributed Surplus	38,200	38,200
Deficit	(12,441,797)	(8,269,696)
Accumulated Other Comprehensive Income	(46,768)	(46,942)
	4,176,128	341,416

	$4,328,767	$112,797

The accompanying notes are an integral part of these financial statements

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	JANUARY 31			JANUARY 31
	2007		2006	2007	2006

Revenue	$63,121 $		72,020	$202,958	$263,788

Expenses
Selling, general and
administrative expenses	166,637		108,147	395,815	287,424

Loss before the following
items:	(103,516)		(36,127)	(192,857)	(23,636)

Interest expense	(4,183)		(4,997)	(1,091,254)	(17,301)
Loss on embedded
derivative liability (Note 6)	-		-	(1,159,000)	-
Gain of settlement of debt	-		-	11,010	-
Discount on stock
issuance (Note 7)	(1,740,000)		-	(1,740,000)	-

Net Loss	(1,847,699)		(41,124)	(4,172,101)	(40,937)

Net Loss Per Share – Basic
and diluted	$(0.31	) $	(0.01)	$(0.77)	$(0.01)

Weighted Average Number
Of Common Shares
Outstanding	6,017,017		5,047,788	5,387,126	5,047,342

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 31		JANUARY 31
	2007	2006	2007	2006

Net Loss	$(1,847,699)	$(41,124)	$(4,172,101)	$(40,937)

Other Comprehensive
Loss
Foreign currency
translation adjustment	945	291	174	(6,560)

Comprehensive Loss	$(1,846,754)	$40,833	$(3,471,927)	$(47,497)

The accompanying notes are an integral part of these financial statements

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED
	JANUARY 31
	2007	2006

Cash Flows From Operating Activities
Net Loss	$(4,172,101)	$(40,937)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Non cash interest	1,073,500	-
Loss on embedded derivative liability	1,159,000	-
Gain on settlement of debt	(11,010)	-
Depreciation and amortization	711	303
Discount on stock issuance	1,740,000	-
Trade accounts receivable	(6,610)	969
Receivables, other	1,756	(949)
Accounts payable and accrued liabilities	(238,052)	33,822
Deferred income	(14,502)	1,772
Net Cash Used In Operating Activities	(467,308)	(5,020)

Cash Flows From Investing Activities
Equipment purchases	(4,583)	-
Security deposits	508	(994)
Loan receivable	(2,180,000)	-
	(2,184,075)	(994)
Cash Flows From Financing Activities
Share subscriptions received	2,153,549	-
Proceeds from convertible notes	152,000	-
Proceeds from issuance of stock	2,610,022	-
Stock issuance costs	(236,600)	-
	4,678,971	-

Effect Of Exchange Rate Changes On Cash	174	(6,560)

Net Change In Cash And Cash Equivalents	2,027,762	(12,574)

Cash And Cash Equivalents, Beginning Of Period	74,925	78,682

Cash And Cash Equivalents, End Of Period	$2,102,687	$66,108

Supplementary Disclosure for Non-Cash Investing and
Financing Activities

Common shares issued on conversion of convertible notes and
elimination of embedded derivative liability.	$2,422,500	$-

Supplementary Cash Flow Information

Taxes paid	$-	$-
Interest paid	$4,790	$-

The accompanying notes are an integral part of these financial statements

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

	a)	Business and Basis of Presentation

Royalite Petroleum Company Inc. (formerly Worldbid Corporation) (the “Company”) was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc. On January 15, 1999, the Company changed its name to Worldbid Corporation. The Company is engaged in the business of facilitating electronic commerce via the internet through the operation of an online business-to-business world trade website.

The unaudited consolidated financial statements of the Company at January 31, 2007, and for the nine month period then ended, include the accounts of the Company and its wholly-owned subsidiary, Worldbid International Inc., a company domiciled in Nevada, USA and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim statements under the rules and regulations of the Securities and Exchange Commission (“SEC”). Accounting policies used in fiscal 2007 are consistent with those used in fiscal 2006. The results of operations for the nine months ended January 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2007. These interim financial statements should be read in conjunction with the financial statements for the fiscal year ended April 30, 2006 and the notes thereto included in the Company’s Form 10-KSB. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	MERGER

On August 23, 2006, and as amended on February 9, 2007, Royalite Petroleum Company Inc. (formerly Worldbid Corporation) (the “Company”), Royalite Acquisition Corp. (“Worldbid Sub”) a wholly owned subsidiary of the Company, incorporated solely for the purpose of the merger, and Royalite Petroleum Corp. (“Royalite”), a Nevada Corporation, entered into an Amended and Restated Plan of Merger.

The acquisition of Royalite was completed pursuant to the provisions of the Amended and Restated Agreement and Plan of Merger as follows:

a)
Royalite merged with and into Royalite Acquisition Corp. (“Worldbid Sub”), with Worldbid Sub continuing as the surviving corporation. The Company issued one share of the Company’s common stock in exchange for each outstanding share of Royalite common stock, totaling 24,960,667 shares; and

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	MERGER (Continued)

b)

Immediately following the merger of Royalite and Worldbid Sub, the Company merged Worldbid Sub with and into the Company, with the Company continuing as the surviving corporation (the “Second Merger”). As part of the Second Merger, the Company has changed its name to “Royalite Petroleum Company Inc.”

The Merger will be accounted for as a reverse acquisition, as the shareholders of Royalite will control greater than 50% of the newly combined entity. The merger was completed effective February 28, 2007.

3.	LOAN RECEIVABLE

The loan receivable is due from Royalite Petroleum Corp. (“Royalite”), which the Company subsequently merged with, as described in Note 2. The loan is unsecured, and has no specified terms of repayment.

4.	DUE TO RELATED PARTIES

(a)

Included in accounts payable is $nil (April 30, 2006 - $182,369) due to two directors for unpaid management compensation, $3,794 (April 30, 2006 - $2,168) due to a director for accrued interest on the shareholder loan, and $nil (April 30, 2006 - $nil) due to a past director for interest accrued on convertible notes payable. The amounts are unsecured and without specified terms of repayment.

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

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTES PAYABLE

On January 25, 2006, the Company approved an offering of up to $400,000 of 10% convertible notes.

Upon closing on July 31, 2006, $190,000 of convertible notes were issued. Of the notes issued, $38,000 were issued in settlement of an amount due to a director.

The notes are unsecured, bear interest at 10% per annum, payable annually and fall due on April 30, 2008.

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

During the period ended January 31, 2007 the Company paid interest on the notes amounting to $4,790 and a recorded a loss resulting from the change in fair value of the embedded derivative liability of $1,159,000.

On October 31, 2006, all convertible notes were converted to capital stock of the Company at $0.20 per share resulting in the issuance of 950,000 common shares. (Note 7)

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK

	a)	Common And Preferred Stock

(i)

On June 19, 2006, the Company approved an offering of up to an aggregate of 4,000,000 units at a price of $0.75 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $0.85 per share for a one year period. On January 31, 2007, 3,480,162 units were issued pursuant to this offering. The Company recorded a discount of $1,740,000 to reflect the difference between the offering price and the market price on the date the offering was entered into.

In payment for services provided in connection with the private placement, the Company has paid $236,600 in cash.

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

As at January 31, 2007, the Company has received $2,153,549 in share subscriptions net of commission costs of $201,500.

Subsequent to the period end, the Company issued 1,430,033 units on February 15, 2007 and 1,032,000 Units on March 23, 2007 pursuant to this offering.

		(iii)	On October 31, 2006, 950,000 common shares were issued pursuant to the conversion of $190,000 of convertible notes into common stock at $0.20 per share.

	b)	Share Purchase Warrants

As at January 31, 2007, share purchase warrants outstanding for the purchase of common shares as follows:

EXERCISE
NUMBER	PRICE
OF	PER	EXPIRY
SHARES	SHARE	DATE

1,740,081	$ 0.85	January 31, 2008

ROYALITE PETROLEUM COMPANY INC.
(Formerly Worldbid Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (continued)

A summary of changes in share purchase warrants for the year ended April 30, 2006 and the period ended January 31, 2007 is presented below:

	JANUARY 31, 2007		APRIL 30, 2006
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	NUMBER	PRICE	NUMBER	PRICE

Balance, beginning of period	-	-	-	$-

Granted	1,740,081	0.85	-	-

Balance, end of period	1,740,081	0.85	-	$-

8.	SUBSEQUENT EVENTS

a)

On February 15, 2007 the Company issued 1,430,033 Units at a price of $1.50 per Unit, each Unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $1.75 per share for a one year period from the date of issuance of the units.

On March 23, 2007 the Company issued 1,032,000 Units at a price of $1.50 per Unit, each Unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock at a price of $1.75 per share for a one year period from the date of issuance of the units.

In payment for services provided in connection with the above private placements, the Company paid $201,500 in cash.

	b)	Effective February 28, 2007 the Company completed the acquisition and merger with Royalite Petroleum Corp, as described in Note 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Royalite” and the “Company” mean Royalite Petroleum Company Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

We own and operate an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade (the “Worldbid Operations”). We have designed our Worldbid.com Internet web site to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally. Our Worldbid Operations are operated through our wholly owned subsidiary, Worldbid International Inc. (formerly Worldbid Canada Corporation).

On February 28, 2007, we completed the acquisition of Royalite Petroleum Corp. (“Royalite Corp.”), an oil and gas exploration company active exclusively in the Utah Hingeline Trend of South-Central Utah. We acquired Royalite Corp. by way of a “triangular merger” pursuant to the provisions of the Amended and Restated Agreement and Plan of Merger (the “First Merger Agreement”) among Royalite Corp., the Company and our wholly owned subsidiary, incorporated for the sole purpose of completing the acquisition of Royalite Corp., Royalite Acquisition Corp. (“Acquisition Sub”). Under the terms of the First Merger Agreement, Royalite Corp. was merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation (the “First Merger”). Immediately following the completion of the First Merger, we completed a second merger whereby Acquisition Sub was merged with and into the Company, with the Company continuing as the surviving corporation (the “Second Merger”).

Under the terms and conditions of the First Merger Agreement, each share of Royalite Corp.’s common stock issued and outstanding immediately prior to the completion of the First Merger was converted into one share of the Company’s common stock. As a result, we issued a total of 24,960,667 shares of our common stock to the former shareholders of Royalite Corp. upon the completion of the First Merger. As a result, the completion of the acquisition of Royalite Corp. affected a change in control of the Company, with the former stockholders of Royalite now owning a majority of our issued and outstanding common stock.

As a part of the Second Merger, we changed our name from “Worldbid Corporation” to “Royalite Petroleum Company Inc.” in order to reflect our new business activities.

In February, 2007, our management decided not to proceed with the spin-off of our Worldbid Operations as had previously been announced. As a result, in addition to pursuing the oil and gas exploration activities previously carried on by Royalite Corp. (the “Royalite Operations”), we also intend to continue our Worldbid Operations.

RECENT DEVELOPMENTS

Since the end of our quarter ended October 31, 2006, we have experienced the following corporate developments:

1.

Effective January 31, 2007, we completed an offshore private placement of 1,880,162 units at a price of $0.75 per unit to subscribers who were not “U.S. Persons” as defined under Regulation S of the Securities Act of 1933 (the “Securities Act”). Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance of the units.

2.

Effective January 31, 2007, we completed an additional private placement of 1,600,000 units at a price of $0.75 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance of the units.

3.

Effective February 15, 2007, we completed an offshore private placement of 460,000 units at a price of $1.50 per unit to subscribers who were not “U.S. Persons” as defined under Regulation S of the Securities Act. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

4.

Effective February 15, 2007, we completed an additional private placement of 970,033 units at a price of $1.50 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

5.	On February 28, 2007, we completed the acquisition of Royalite Corp. by way of a “triangular merger”. See “Overview”, above.

6.

Also on February 28, 2007, in connection with the completion of the acquisition of Royalite Corp., Paul Wagorn resigned as a member of our Board of Directors and Logan B. Anderson resigned as our President and Chief Executive Officer. Replacing Mr. Wagorn on our Board of Directors, and Mr. Anderson as our President and Chief Executive Officer, was Michael L. Cass, formerly the President and Chief Executive Officer of Royalite Corp. Mr. Anderson continues to act on our Board of Directors and as our Chief Financial Officer, Treasurer, and Secretary. Mr. Wagorn continues to act for us under the terms of his consulting agreement with our wholly owned subsidiary, Worldbid International Inc. (formerly Worldbid Canada Corporation), and is in charge of our Worldbid Operations.

7.	On March 8, 2007, we commenced drilling our first exploratory well. See “Oil and Gas Exploration Activities: Present Activities”, below.

8.

Effective March 23, 2007, we completed an offshore private placement of 68,000 units at a price of $1.50 per unit to subscribers who were not “U.S. persons” as defined under Regulation S of the Securities Act. Each unit consisted of one share of our common stock and one-half of own share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

9.

Effective March 23, 2007, we completed an additional private placement of 964,000 units at a price of $1.50 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consisted of one share of our common stock and one-half of own share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

OIL AND GAS EXPLORATION ACTIVITIES

Central Utah Hingeline Project

Our oil and gas exploration activities are currently concentrated solely along the Utah Hingeline Trend of South-Central Utah. We are currently focusing our property acquisition and exploration activities on areas surrounding the Covenant oil field. In determining which properties to target for acquisition and exploration, we have used a proprietary electromagnetic (EM) sensing technology to conduct initial geophysical surveys from the surface and to identify potential hydrocarbon structures. The EM sensing technology utilizes naturally transmitted electromagnetic radiation emitted from the Earth’s molten core to locate and measure subsurface formations and potential mineral and hydrocarbon deposits. Because the EM sensing technology does not require the use of heavy equipment, we believe that it will allow us to more efficiently and more economically identify potential properties of interest. Upon securing rights to a particular property, we then conduct other geophysical surveys in order to identify sites for exploratory wells.

Although we believe that use of the EM sensing technology will allow us to more effectively identify potential properties of interest, there is no assurance that we will discover any oil or gas reserves on the properties that we acquire. We do not currently own any productive wells or developed acreage and we have not yet discovered any proven oil or gas reserves on any of our properties.

Undeveloped Acreage

As at February 28, 2007, immediately following the completion of the merger with Royalite Corp., we owned oil and gas leases on undeveloped acreage located both north and south of the Covenant oil field, in the Piute, Garfield, Iron, Sanpete and Wayne counties of South-Central Utah:

	Gross Acres(1)	Net Acres(2)
Utah Hingeline Trend	69,759	67,025

(1)	“Gross” acres are calculated as the total number of acres in which we own a working interest.
(2)	“Net” acres are calculated as gross acres multiplied by our fractional working interest in the property.

“Undeveloped” acres are properties on which wells have not been developed or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves.

Our rights to these undeveloped acres were acquired under oil and gas leases with the federal Bureau of Land Management (the “BLM”), the State of Utah and with private land owners.

	Gross	Net
	Acres	Acres	Term	Royalties Payable	Yearly Rentals
BLM (federal)	52,219.16	52,218.86	10 years	1/8 of all oil and gas	$1.50 per acre per
				produced and sold.	year, increasing to
					$2.00 per acre per
					year after the first 5
					years.

State of Utah	6,316.03	6,316.03	10 years	1/8 of all oil and gas	$1.00 per year.
				produced and sold.

Private	11,223.58	8,489.79	5 years	1/8 of all oil and gas	None.
			(extendable for an	produced and sold.
			additional 5 years
			at $30.00 per acre)

We also owned a 2.5% royalty interest in and to all oil and gas produced and sold or used off of approximately 285 undeveloped acres (7.125 net acres) also located in the Utah Hingeline Trend.

Present Activities

In February, 2007, Royalite Corp. reviewed and analyzed gravity and, magnetic surveys and analyzed both iodine and kaoilinite geochemical surveys in and around the Royalite State 16-1, the Company’s initial drilling location. These surveys were conducted in addition to the EM surveys Royalite Corp. had conducted prior to acquiring rights to those properties.

As of the date of filing of this report, we are in the process of drilling one exploratory well (the “Royalite State 16-1 Well”) and have identified two other potential drill sites. All three of these drill sites are located in Piute County in South-Central Utah. We are also in the process of analyzing gravity, magnetic and geochemical surveys on approximately 20,000 acres in northern Piute county for which we have secured oil and gas leases. We also have plans to permit and commence a seismic program in northern Piute County covering lands we currently have under lease in T-27-S, R-3-W and T-28-S, R-3-W, Piute Co., Utah. The seismic surveys will be tied into the subsurface data we gather from the Royalite State 16-1 well.

Royalite State 16-1 Well: (SE/4SW/4 – Section 16, T-28-S, R-3-W, Piute County, Utah.) Our first exploratory well was spudded on March 8, 2007. We estimate that drilling and testing of the well will be completed sometime in the late spring of 2007. The closest completed well was drilled 14 miles south of the Royalite State 16-1 Well by ARCO Exploration Company in 1981 in Section 27, T-30-S, R-3-W, Piute County. The ARCO well encountered an estimated 1,287 ft of Jurassic Navajo Sandstone beginning at a depth of 5,269 ft., and encountered the Permian Kaibab formation at a depth of 8,938 ft. ARCO cored a Kaibab interval from 8,999 ft. to 9,008 ft. that did not contain any hydrocarbons. No tests were conducted in the Jurassic Navajo Sandstone formation according to records kept by the Utah Division of Oil, Gas and Mining. The primary targets of the Royalite State 16-1 Well are the Juarssic Twin Creek and Navajo Sandstone formation, with the secondary target being the Permian Kaibab formation. The closest productive wells are located approximately 28 miles to the northeast of the Royalite State 16-1 Well, in the Covenant oil field. The ten active wells in the Covenant oil field are producing from a thick Jurassic Navajo Sandstone.

We have also filed for a second drilling permit from the Utah Division of Oil, Gas and Mining. This second well site, known as the Royalite Federal 27-1 Well, is located two miles southeast of the City of Marysvale in the NE/4NE/4 of Section 27, T-27-S, R-3-W, Piute County. The primary target of this second well is also expected to be the Jurassic Navajo Sandstone formation, estimated to be approximately 5,300 ft below the surface.

PLAN OF OPERATION

We do not currently have, and are not expected to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our Worldbid Operations and Royalite Operations will be dependent upon our ability to obtain additional financing. The following summarizes our plan of operation in connection with our Worldbid Operations and Royalite Operations.

Worldbid Operations

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

We began generating advertising revenues in August 1999. We began to charge membership subscription fees for our Worldbid web sites in April 2001. We have repositioned our revenue model for our Worldbid Operations to a revenue model based primarily on charging fees to businesses for membership subscriptions to our Worldbid web sites from one that earns revenues from advertising on e-mail notifications. As we have undertaken this repositioning strategy, our revenues from advertising have become a smaller proportion of overall revenues. We have undertaken this repositioning strategy based on our belief that our Worldbid web sites now offer sufficient value to businesses to justify charging a fee to businesses that choose to become members of our Worldbid web sites. However, there is no assurance that our fee-based subscription revenue model will be commercially successful.

Royalite Operations

Subject to the availability of sufficient financing, we expect to spend up to $14,655,000 on our oil and gas exploration and development activities over the next twelve months. These activities are expected to include the following:

(i)

Drilling at least 5 exploratory wells on the properties to which we have secured oil and gas leases. We estimate that it will cost approximately $2,000,000 per well hole for drilling, and an additional $500,000 per well hole to complete each well if commercial quantities of hydrocarbons are found;

(ii)

Securing rights to an additional 33,000 acres of land located in the Utah Hingeline Trend of south-central Utah from the BLM, the State of Utah and private land owners. We have estimated that it will cost approximately $620,000 to acquire rights to these additional 33,000 acres; and

(iii)	Conducting seismic surveys of approximately 30 miles at a total estimated cost of approximately $1,500,000.

In addition, we anticipate spending approximately $35,000 over the next twelve months on overhead costs.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$63,121	$72,020	(12.4)%	$202,958	$263,788	(23.1)%
Selling, General	$166,637	$108,147	54.1%	$395,815	$287,424	37.7%
and Administrative
Expenses

Other Income/	$1,744,183	$4,997	34,804.6%	$3,979,244	$17,301	22,900.1%
Expenses

Net Loss	$1,847,699	$41,124	4,393.0%	$4,172,101	$40,937	10,091.5%

Revenues

Our revenues are generated solely from our Worldbid Operations. Our revenues from membership subscriptions and partnership fees reflect our decision to pursue revenues from subscriptions to our Worldbid web sites as our primary source of revenue. Revenues from our Worldbid global payment services and data mining services were minimal during our third quarter ended January 31, 2007.

Our revenues from sales of membership subscriptions to our Worldbid web sites, advertising sales and partnership fees for the three and nine months ended January 31, 2007 declined by 12.4% and 23.1% as compared to the three months and nine months ended January 31, 2006, respectively. The largest reason for the decrease in our revenues was the loss of a large advertising contract. Over the last nine months, we have decreased the amount that we spend on advertising our Worldbid web sites and network. This, in turn, has resulted in a decrease in our revenues. We do not intend to significantly increase the amount that we spend on advertising for our Worldbid Operations during the next twelve months. As a result, the decrease in our Worldbid revenues is expected to be permanent.

We do not anticipate earning revenue from our Royalite Operations in the near future.

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended January 31,			Nine Months Ended January 31,
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Selling, General and	$166,637	$108,147	54.1%	$395,815	$287,424	37.7%
Administrative Expenses

Interest Expense	$4,183	$4,997	(16.3)%	$1,091,254	$17,301	6,207.5%

Total Expenses	$170,820	$113,144	51.0%	$1,487,069	$304,725	388.0%

The increase in our interest expenses over the past nine months was primarily due to the fact that we recorded an interest expense of $1,087,071 on the conversion feature of the 10% convertible notes issued in the convertible note offering closed in July, 2006. Interest expenses during the three months ended January 31, 2007 did not change significantly from interest expenses during the same period ended in 2006.

Selling, general and administrative expense for the three and nine months ended January 31, 2007 our total expenses increased by 54.1% and 37.7% respectively as compared to the same periods in 2006. This increase was primarily a result of the cumulative effect of the following:

(a)

Officers remuneration for the three and nine months ended January 31, 2007 increased by approximately $17,000 and $53,000 respectively as compared to 2006. This was a result of an increase in the amount that we agreed to pay to Mr. Anderson, our CFO, Treasurer and Secretary (and, until February 28, 2007, our President and CEO), as a result of increases in our demands on Mr. Anderson’s time;

(b)

Technical support costs decreased by approximately $2,500 and $19,000 for the three and nine months ended January 31, 2007 as compared to 2006. Technical support costs declined as a result of normal fluctuations in the Company’s business requirements during the period;

(c)

Professional fees increased by approximately $49,000 and $63,000 for the three and nine months ended January 31, 2007 as compared to 2006. This increase in professional fees relate primarily to additional legal and accounting costs associated with completing the acquisition of Royalite Corp.;

(d)

Filing and transfer agent fees increased by approximately $9,000 during the past three months as compared to the same period ended in 2006. The increase in these fees were related primarily to the completion of the private placement financings disclosed above and to the completion of the acquisition of Royalite Corp.

If we are able to acquire the necessary financing, we anticipate that our operating expenses will continue to increase if we proceed with our Royalite business. We will not be able to proceed with these plans if we do not achieve the required financing.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Nine Months Ended January 31,
	2007	2006
Cash Flows used in Operating Activities	$(467,308)	$(5,020)
Cash Flows used in Investing Activities	$(2,184,075)	$(994)
Cash Flows from Financing Activities	$4,678,971	-
Net Increase (decrease) in Cash During Period	$2,027,762	$(12,574)

Working Capital

			Percentage
			Increase /
	At January 31, 2007	At April 30, 2006	(Decrease)
Current Assets	$2,113,230	$80,614	2,521.4%
Current Liabilities	$152,639	$454,203	(66.4)%
Working Capital Surplus (Deficit)	$1,960,591	$(373,589)	624.8%

We had cash on hand of $2,102,687 as at January 31, 2007, compared to cash on hand of $74,925 as at April 30, 2006. The increased cash was primarily from subscription funds received in respect of private placement offerings made during the period. We have historically been dependent on sales of our equity securities, secured convertible notes and loans from certain of our shareholders to finance our business operations. During the three months ended January 31, 2007, we completed the following private placement financings:

1.

Effective January 31, 2007, we completed an offshore private placement of 1,880,162 units at a price of $0.75 per unit to subscribers who were not “U.S. Persons” as defined under Regulation S of the Securities Act of 1933 (the “Securities Act”). Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance of the units.

2.

Effective January 31, 2007, we completed an additional private placement of 1,600,000 units at a price of $0.75 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.85 per share for a period of one year from the date of issuance of the units.

Since January 31, 2007, we have completed the following additional private placements:

1.

Effective February 15, 2007, we completed an offshore private placement of 460,000 units at a price of $1.50 per unit to subscribers who were not “U.S. Persons” as defined under Regulation S of the Securities Act. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

2.	Effective February 15, 2007, we completed an additional private placement of 970,033 units at a price of $1.50 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

3.

Effective March 23, 2007, we completed an offshore private placement of 68,000 units at a price of $1.50 per unit to subscribers who were not “U.S. persons” as defined under Regulation S of the Securities Act. Each unit consisted of one share of our common stock and one-half of own share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

4.

Effective March 23, 2007, we completed an additional private placement of 964,000 units at a price of $1.50 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consisted of one share of our common stock and one-half of own share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $1.75 per share for a period of one year from the date of issuance of the units.

There is no assurance that we will be able to complete additional financings in order to fund our business operations. In the past, we have also financed our business operations using loans advanced by Logan Anderson, our Chief Financial Officer and one of our directors, and by one of our former principal shareholders. The total amount of shareholders loans payable by us to Mr. Anderson and the shareholder was $21,680 as of January 31, 2007. There are no assurances that our officers, directors or shareholders will advance additional funds to us in order to finance our future business operations.

Our Worldbid Operations continue to operate at a net loss. We will continue to attempt to maintain our reduced level of operating costs relating to the Worldbid Operations while maintaining revenues from the Worldbid Operations in order to minimize our financing requirements with respect to those operations. However, our expenses are expected to increase significantly over the next twelve months as we proceed with our plan of operation for our Royalite Operations. We do not anticipate earning revenues from our Royalite Operations in the near future. Accordingly, we are still dependent on additional financing to maintain our business operations.

Credit Card Facility

We have two credit card facilities which require an aggregate security deposit of $30,000. We have deposited as security for the credit facilities $30,452. We have credit card charge-backs representing amounts that are billed by and paid by credit card where the owner of the credit card claims that the credit card was used without their authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

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

Risks Relating to the Company

If we do not obtain additional financing, our business will fail.

Our current revenues are not sufficient to pay for our anticipated operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our business plan of operations and satisfy our present creditors. We have financed our business operations to date from sales of equity securities, secured convertible notes and loans advanced by shareholders, directors and officers. There is no assurance that we will complete any further sales of our securities. We may not be able to continue operations if additional financing is not obtained.

If we never generate operating profit, then our business will fail.

We have sustained net losses from operations since our inception. We sustained a $4,172,101 net loss for the nine months ended January 31, 2007. We expect to incur operating losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of our President and Chief Executive Officer, Michael Cass and our Chief Financial Officer, Logan Anderson. The loss of the services of either of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are traded on the OTC Bulletin Board under the symbol "RYPE.” Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. Our stock price has been increasing slightly over the past few months but at an all-time low and there is no assurance that our stock price will recover to previous levels. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, the trading volume of our shares on the OTC Bulletin Board has been limited to date. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

Risks Relating to Our Worldbid Operations

Financial results for our Worldbid Operations are difficult to predict and our Worldid Operations may fail.

The future financial results of our Worldbid Operations are uncertain due to a number of factors, many of which are outside our control. These factors include:

1.	our ability to increase usage of the Worldbid Web Sites;
2.	our ability to generate revenue through the sale of membership subscriptions for the Worldbid Web Sites;
3.	our ability to sell advertising on the Worldbid web sites and the timing, cost and availability of advertising on web sites comparable to ours and over other media;
4.	the success of our strategic alliances in generating revenues for our Worldbid Web Sites;
5.	the amount and timing of costs relating to expansion of our operations;
6.	the announcement or introduction of competing web sites and products of competitors;
7.	the general economic conditions and economic conditions specific to the Internet and electronic commerce; and
8.	with the reduction in staffing levels we no longer employ a full time person responsible for security or technical problems that may occur on the web sites.

These factors could negatively impact on our financial results, with the result that our Worldbid Operations may not achieve profitability and may fail.

If we do not succeed in selling subscription fees to users of our Worldbid web sites, then we may not be able to achieve our projected revenues.

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

Our performance and ability to compete are dependent to a significant degree on our ability to protect and enforce our intellectual property rights, which include the following:

1.	the proprietary technology that is incorporated into our Worldbid web sites;
2.	our trade names; and
3.	our Internet domain names, the vast majority of which relate to our Worldbid brand.

We may not be able to protect our proprietary rights, and our inability or failure to do so could result in loss of competitive and commercial advantages that we hold. Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money. We cannot assure success in any such litigation that we might undertake.

Risks Relating to Our Royalite Operations

We have no proven reserves or current production and may never have any.

We do not have any proven reserves or current production of oil or gas. There are no assurances that any wells will be completed or, if completed, that such wells will produce oil or gas in commercially profitable quantities.

If we do not find any oil or gas reserves or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because we will not be economically feasible to do it, we may have to cease operations. Oil and gas exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if we are able to find oil and gas reserves on our properties our ability to put those reserves into production is subject to further risks including:

1.

costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

2.	availability and costs of financing;

3.	ongoing costs of production; and
4.	environmental compliance regulations and restraints.

The marketability of any oil and gas deposits acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of drilling equipment near our oil and gas properties, and such other factors as government regulations, including regulations relating to allowable drilling, production, importing and exporting of oil and gas deposits, and environmental protection.

Our Royalite Operations are in the exploration stage with a limited operating history, which may hinder our ability to successfully meet our objectives.

Our Royalite Operations are in the exploration stage with only a limited operating history upon which to base an evaluation of our future prospects. We acquired Royalite Corp. on February 28, 2007 and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our Royalite Operations is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations will be subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, of which there are no assurances, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. A failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

The future performance of our business will depend upon an ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploration and development may materially exceed our initial estimates.

The geographic concentration of all of our properties in the Utah Hingeline Trend may subject us to an increased risk of loss of revenue or curtailment of production from factors affecting that area.

The geographic concentration of all of our leasehold interests in the Utah Hingeline Trend means all of our properties could be affected by the same event should the region experience severe weather; delays or decreases in production; an unavailability of equipment, facilities or services; delays or decreases in the availability of capacity to transport, gather or process production; or changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

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

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. Commodity prices are expected to continue to fluctuate significantly in the future.

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in the Utah Hingeline Trend, we could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

We may be unable to retain our leases and working interests in leases, which would result in significant financial losses.

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. There are no assurances the obligations required to maintain those leases will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies could render the lease worthless.

If we fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations. Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover its operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact an prospective production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur, resulting in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than it does, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon its ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB for the year ended April 30, 2006, as filed with the SEC on August 14, 2006. We are not party to any legal proceedings that have commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2007, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.

Effective January 31, 2007, we issued 1,880,162 units at a price of $0.75 per unit to “non- U.S. Persons” as contemplated under Regulation S of the Securities Act. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.85 per share for a period of one (1) year from the date of issuance of the units.

2.

Also effective January 31, 2007, we issued an additional 1,600,000 units at a price of $0.75 per unit to “accredited investors” as defined in Rule 506 of Regulation D of the Securities Act. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole warrant will entitle the holder to purchase an additional share of our common stock at a price of $0.85 per share for a period of one (1) year from the date of issuance of the units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

UNREGISTERED SALES OF EQUITY SECURITIES

On February 15, 2007, we completed two private placement financings of 460,000 units and 970,033 units respectively, each at a price of $1.50 per unit. On March 23, 2007, we completed two additional private placement financings of 68,000 units and 964,000 units respectively, also at a price of $1.50 per share. A description of these private placement financings is provided in Part I, Item 2. “Management’s Discussion and Analysis or Plan of Operation, Recent Developments.”

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 between Worldbid Corporation, Royalite Acquisition Corp. and Royalite Petroleum Corp.(10)
2.2	Agreement and Plan of Merger entered into on February 28, 2007 between Worldbid Corporation and Royalite Acquisition Corp.(11)
3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(9)
3.2	By-Laws of Worldbid.(1)
3.3	Articles of Merger among Royalite Petroleum Corp. and Royalite Acquisition Corp.(11)
3.4	Articles of Merger among Royalite Acquisition Corp. and Worldbid Corporation.(11)
4.1	Specimen Stock Certificate.(1)
10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(2)
10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(3)
10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(4)
10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(5)
10.5	Agreement and Plan of Merger dated August 23, 2006 between Worldbid Corporation and Royalite Petroleum Corp.(7)
10.6	Settlement Agreement dated August 31, 2006 between Worldbid and Howard Thomson.(8)
14.1	Code of Ethics.(4)
21.1	List of Subsidiaries.(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Filed as an Exhibit to our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2006 filed with the SEC on August 14, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date: March 26, 2007	By: /s/ Michael L.Cass
MICHAEL L. CASS
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2007	By: /s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)