Form 10KSB
period 2007-04-30
ROYALITE PETROLEUM CO INC.
filed 2007-09-11
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-26729

ROYALITE PETROLEUM COMPANY INC.
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

State issuer's revenues for its most recent fiscal year $37,194.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$50,067,085 based on a price of $1.80, being the average of the closing bid and closing ask price for the issuer’s common stock as quoted on the OTC Bulletin Board on April 27, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,907,270 Shares of Common Stock as of August 29, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ROYALITE PETROLEUM COMPANY INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2007

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K. These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “Royalite” mean Royalite Petroleum Company Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated under the laws of the State of Nevada on August 10, 1998.

We own and operate an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade (the “Worldbid Operations”). We have designed our Worldbid.com Internet website to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally. Our Worldbid Operations are operated through our wholly owned subsidiary, Worldbid International Inc. (formerly Worldbid Canada Corporation).

On February 28, 2007, we completed the acquisition of Royalite Petroleum Corp. (“Royalite Corp.”), an oil and gas exploration company. Royalite Corp. was incorporated under the laws of the State of Nevada on December 2, 2005. As a result of our acquisition of Royalite Corp., we acquired oil and gas leases to 69,759 acres of undeveloped land along the Utah Hingeline Trend of South-Central Utah and are now also engaged in the business of exploring for oil and gas deposits within those areas.

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

Under the terms and conditions of the First Merger Agreement, each share of Royalite Corp.’s common stock issued and outstanding immediately prior to the completion of the First Merger was converted into one share of the Company’s common stock. As a result, we issued a total of 24,960,667 shares of our common stock to the former shareholders of Royalite Corp. upon the completion of the First Merger. As a result, the completion of the acquisition of Royalite Corp. affected a change in control of the Company, with the former stockholders of Royalite Corp. now owning a majority of our issued and outstanding common stock.

As a part of the Second Merger, we changed our name from “Worldbid Corporation” to “Royalite Petroleum Company Inc.”

Currently, we intend to focus the majority of our fiscal resources on exploring the acreage covered by the oil and gas leases that we acquired as part of our merger with Royalite Corp. Prior to completing the acquisition of Royalite Corp., we had announced our intention to spin-off our Worldbid Operations. However, we have decided not to proceed with the spin-off at this time and we are continuing to operate the Worldbid Operations

RECENT DEVELOPMENTS

Since the end of our quarter ended January 31, 2007, we have experienced the following corporate developments:

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

4.

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

5.	On March 8, 2007, we commenced drilling our first exploratory well. See “Oil and Gas Exploration Activities: Present Activities”, below.

6.

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

7.

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

8.

Effective August 1, 2007, we entered into a consulting agreement with Kapco Consultants Corp. (“Kapco”), pursuant to which Kapco has agreed to provide us with certain investor relations and financial advisory services. In exchange for their services, we have agreed to pay Kapco a monthly fee of $6,000 per month. The agreement may be terminated by either party with 60 days prior written notice.

OIL AND GAS EXPLORATION ACTIVITIES

Central Utah Hingeline Project

Our oil and gas exploration activities are currently concentrated solely along the Utah Hingeline Trend of South-Central Utah. We are currently focusing our property acquisition and exploration activities on areas surrounding the Covenant oil field. To date, we have leased 67,025 net acres covering 69,759 gross acres along the four main Hingeline faults located within a five county area of Southern Utah. In identifying potential properties of interest, we conduct a number of geophysical surveys, including surveys using a proprietary electromagnetic (EM) sensing technology, as well as magnetic and gravity surveys. However, there is no assurance that we will discover any oil or gas reserves on the properties that we acquire. We do not currently own any productive wells or developed acreage and we have not yet discovered any proven oil or gas reserves on any of our properties.

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

	Gross Acres	Net Acres	Term	Royalties Payable	Yearly Rentals
BLM (Federal)	52,219.16	52,218.86	10 years (expiring between 2016 and 2018)	1/8 of all oil and gas produced and sold.	$1.50 per acre per year, increasing to $2.00 per acre per year after the first 5 years.
State of Utah	6,316.03	6,316.03	10 years (expiring between 2016 and 2018)	1/8 of all oil and gas produced and sold.	$1.00 per acre per year.
Private	11,223.58	8,489.79	5 years (expiring in 2011 and extendable for an additional 5 years at $30.00 per acre)	1/8 of all oil and gas produced and sold.	None.

We also owned a 2.5% royalty interest in and to all oil and gas produced and sold or used off of approximately 285 undeveloped acres (7.125 net acres) also located in the Utah Hingeline Trend.

Present Activities

In February, 2007, Royalite Corp. reviewed and analyzed gravity and, magnetic surveys and analyzed both iodine and kaoilinite geochemical surveys in and around the Royalite State 16-1 site, the Company’s first drilling location.

As of the date of filing of this report, we have drilled one exploratory well (the “Royalite State 16-1 Well”) and have identified two other potential drill sites. All three of these drill sites are located in Piute County in South-Central Utah. We are also in the process of analyzing gravity, magnetic and geochemical surveys on approximately 20,000 acres in northern Piute County for which we have secured oil and gas leases. We also have plans to permit and commence a seismic program in northern Piute County covering lands we currently have under lease in T-27-S, R-3-W and T-28-S, R-3-W, Piute Co., Utah. The seismic surveys will be tied into the subsurface data we obtained from drilling the Royalite State 16-1 well.

Royalite State 16-1 Well: (SE/4SW/4 – Section 16, T-28-S, R-3-W, Piute County, Utah.) Our first exploratory well was spudded on March 8, 2007. The well was drilled to test the Jurassic Twin Creek Limestone and the Navajo Sandstone underlying the well site. The well was drilled to a depth of 9,830 feet, where density and neutron logs indicated tight gas sands were penetrated. Drilling operations were suspended in May, 2007 while drilling the Lower Jurassic Sandstone. After a thorough analysis of the Royalite State 16-1 well logs and other tests, we decided that the prospective sand intervals did not contain commercial quantities of gas and decided to abandon the well site. Cement plugs were pumped into the well when operations were suspended.

Royalite Federal 27-1 Well: (NE/4NE/4 – Section 27, T-27-S, R-3-W, Piute County, Utah) On August 14, 2007, we received final federal and state drilling permits for a second well site. The primary targets for this second well will be the Jurassic Navajo Sandstone and the Permian Kaibab formations. Drilling of this second well is contingent upon our obtaining additional financing.

Competitors in the Oil and Gas Exploration Business

Oil and gas exploration is a highly competitive industry. We compete with other oil and gas exploration companies for the acquisition of new properties, the services of consultants and the hiring of exploration and drilling equipment. In addition, we compete with other junior oil and gas exploration companies for financing. Many of our competitors have greater financial, staffing and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts than us on the acquisition of oil and gas exploration rights and on acquiring limitedly available consultants and equipment, placing us at a competitive disadvantage. These competitive disadvantages could adversely impact our ability to obtain additional financing and thus our ability to continue to explore for economically viable oil and gas deposits.

Environmental Matters Related to Our Oil and Gas Exploration Activities

The oil and gas industry is subject to heavy regulation at the federal, state and local levels. These regulations include regulations:

  requiring permits for the drilling of wells,
  requiring the posting of bonds for drilling and/or operating wells, governing the location of wells,
  governing the methods used to drill wells,
  governing surface area usage and the restoration of the land upon which wells are drilled, governing the plugging and abandoning of wells and the disposal of waste materials used in or generated in drilling operations, and setting certain environmental conservation restrictions.

The cost of complying with these regulations is high and these regulations can have the effect of limiting our ability to engage in oil and gas exploration activities and when or where those activities take place. Some of these laws and regulations, including the federal Comprehensive Environmental Response, Compensation and Liability Act (also known as CERCLA or the “Superfund” law), may impose strict liability for environmental damage caused by hazardous wastes released during oil and gas exploration and production activities. As a result, we could become liable for the costs of environmental cleanups, environmental damages and, in some cases, consequential damages, regardless of whether or not there was any negligence or fault on our part. In some cases, regulations may also require oil and gas production levels to be kept at a level that is lower than what would be economically optimal. In other cases, we may be completely prohibited from drilling exploratory or production wells in certain environmentally sensitive areas even if we believe that there are economically viable oil and gas deposits in those areas. If we violate any of these environmental laws or regulations, we could become subject to heavy fines or sanctions and/or be required to incur significant costs for environmental clean up and remediation. In addition, neighboring landowners and other third parties could file claims for personal injury claims or for damage to property or natural resources caused by oil and gas exploration activities.

We believe that we are currently in substantial compliance with all applicable environmental laws and regulations. To date, we have not been required to expend substantial amounts of money in complying with these laws and regulations and we anticipate that the costs associated with future compliance will not have a materially adverse effect on our financial position. However, the laws and regulations governing the oil and gas industry are subject to constant change as environmental issues relating this industry remain highly politicized. Proposals and proceedings affecting oil and gas exploration activities are periodically presented to Congress and federal regulatory bodies as well as to state legislative and regulatory bodies. We cannot predict when or whether such proposals may become effective. There is no assurance that the future regulatory environment for oil and gas activities will be consistent with the current regulatory environment. We will need to constantly monitor developments in environmental and other laws and regulations applicable to oil and gas activities in order to ensure compliance. There is no assurance that we will be able to meet the costs associated with regulatory compliance in the future.

WORLDBID OPERATIONS

The Worldbid Network

Our principal website is at “www.worldbid.com.” We also own an additional 105 internet domain names, including domains that have been developed as sub-sites of www.worldbid.com and collectively comprise the Worldbid network of websites.

Development of the Worldbid Network of Websites

We designed the Worldbid network of websites to enable businesses throughout the world to discover trade leads for products and services that they are seeking to purchase or sell. Businesses that use the Worldbid network of websites are able to post notices of products or services that they wish to buy or sell in an organized and categorized manner. In addition, businesses may view notices posted by other businesses for products or services that they wish to buy or sell.

We use a system of e-mail notifications that are transmitted to businesses using our websites in order to notify businesses of potential new trade leads that are posted by other businesses on our websites. Businesses are then able to contact other businesses directly and negotiate transactions between themselves with minimal involvement from us.

The format of our network of websites was also designed with a focus on encouraging its use by businesses from around the world. We believe that this international focus offers a competitive advantage over competing trade sites that often limit their focus to specific geographic regions. We have also focused on enabling our network of websites to facilitate trade in goods that are often the subject of international trade, such as industrial goods and commodities.

Features of the Worldbid Websites

Except for specific limited exemptions, each business that wishes to take advantage of the Worldbid network of websites is required to register with us and pay a subscription prior to posting any offer to sell or request for tender. Each business is required to provide basic information regarding their business and identity and to complete a simple questionnaire. After registration and payment, the business is permitted to post notices of offers, view notices posted by other businesses, and receive e-mail notifications of offers from other businesses.

Offers to Buy and Sell

Each business interested in purchasing or selling a product is given the opportunity to post a request for procurement (offer to buy) or notice of products/services for sale (offer to sell) on the Worldbid network. Each business user selects the applicable industry category and enters in a description of the products or services, together with their contact and e-mail information. Each of these posted offers to buy or sell is automatically delivered by e-mail to each business that has registered on the Worldbid network and entered its contact information with the request that it be given information regarding specific products or services. Each business can also enter its e-mail address in order to receive e-mail notifications from potential buyers or sellers in their category of interest.

Requests for E-Mail Notifications

The Worldbid websites can also be used by registered businesses that do not wish to post requests for tender or offers for sale. Business users may select a category of interest and view posted requests for tenders and offers to sell. Business users may enter their e-mail contact information in order to receive notifications of any request for tender or offer to sell within a category of interest.

Industry Categories

The Worldbid websites have a broad variety of industry categories and sub-categories (currently numbering approximately 1,000), allowing us to serve a wide variety of business and government users. Users can also request additional categories and sub-categories. We believe that this flexible format enables us to attract a broad range of businesses that presently do not have any conventional means of requesting tenders or obtaining requests for their products or services.

Company Showrooms

We have developed a service that allows our registered users to build a “company showroom” or product catalogue on our website. This company showroom can then be listed in the company directory that we have generated. This service, which has quickly grown to include over 10,000 company showrooms containing over 36,000 items, allows our registered users a highly economic method of displaying their products in a sophisticated and professional manner, drawing in new buyers for their products.

Request-for-Quote (“RFQ”) Engine

We have developed a Request-for-Quote (“RFQ”) engine which allows clients to submit quotations, tenders and requests for quotes to other Worldbid clients. The RFQ engine also provides a negotiation system and a RFQ/case tracking tool. This system provides a means for clients to pursue a more formal and detailed form of communication and negotiation, while at the same time enabling us to become more deeply integrated into the negotiation/tendering process.

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

Screening of Notices

We screen all buy and sell notices posted on the Worldbid websites. This ensures the notices are in the correct category and do not contain inappropriate content, and that our users receive email trade lead notices that are relevant to their businesses.

Current Usage

Since its initial launch in 1999, our principal website at www.worldbid.com has grown to approximately 1,100,000 trade leads in approximately 1,000 separate industry categories and sub-categories. Approximately 556,000 companies have signed up as registered users of the Worldbid network of websites, of which only a portion are paying subscribers as we determined to grandfather all users who registered prior to our implementation of subscription fees. Currently, new companies are registering as members of our Worldbid websites at the rate of approximately 220 per day. Our network of websites collectively receive over 2 million page views each month, have generally between 200-800 trade opportunities posted each day. Our experience is that approximately 85% of the businesses that have registered to use our Worldbid websites are residents of countries outside of the United States.

The Worldbid Network of Websites

Our objective for our network of websites is to attract international businesses of all types and sizes and assist them in engaging in business transactions. Some of these businesses may wish to conduct their on-line affairs in a local language or market, and may desire a regional website. Other businesses may wish to focus on a specific industry, and may desire an industry specific website. To address this perceived demand, we have created a network of Worldbid sub-sites.

We have created two categories of sub-sites: (i) regional sub-sites that focus on specific geographic areas, such as our “worldbiduk.com” website; and (ii) industry sub-sites that focus on specific industries.

Sub-Site Strategic Alliance Agreements

We are attempting to expand and market our Worldbid network of websites through sub-site specific strategic alliance agreements with businesses involved in business to business e-commerce. Our plan to develop sub-site strategic alliances is at the core of our strategy for growth and expansion. We have structured our sub-site strategic alliance program with the objective of significantly expanding our revenue opportunities while minimizing any additional direct subscription cost. We attempt to accomplish this goal by having our sub-site partners bear the burden of new customer acquisition and local market development.

We evaluate potential strategic-partners on the following important criteria:

(i)	Number of registered users,
(ii)	Number of paying users,
(iii)	Number and quality of trade leads,
(iv)	Homepage traffic,
(v)	Company longevity, financing, and reputation,
(vi)	Talent and experience of personnel,
(vii)	Web-Site content,
(viii)	Advertising contacts, and
(ix)	Business partnerships.

For a regional sub-site, the most basic criteria for being a suitable strategic partner is presence in the relevant region, while for an industry sub-site, it is satisfactory industry credentials.

Under our sub-site strategic alliance agreements, our strategic partner is primarily responsible for attracting and maintaining users for its sub-site, our belief being that the partner can do so with better results and more cost effectively than we can. We base this on our opinions that: (a) successfully marketing our services to a worldwide market is too expensive for us to undertake by ourselves; and (b) our customers will be best attracted and served by a partner which has contacts, language (where applicable), familiarity with trade customs, and other knowledge relevant to the particular sub-site.

Our sub-site strategic alliance agreements are structured such that we retain all ownership and control of the sub-site and its associated data and intellectual property, and that we are responsible for hosting, maintaining and enhancing the sub-site and its basic content. The strategic-partner is granted exclusive “partnering” rights to the sub-site, and agrees that, during the term of the agreement, and for six months after the agreement ends, the strategic-partner will not utilize any of our competitors’ trade leads in any other business it conducts. The strategic-partner is responsible for marketing and promoting the sub-site, although we sometimes provide, at our discretion, some help for a particular project, such as a trade show or an advertising campaign. The strategic-partner is also responsible for customer service and providing some content relevant to the sub-site, and for increasing the sub-site’s user base and selling subscriptions to users. Each party is responsible for its own costs.

In most cases, the strategic alliance is based on sharing sub-site revenue between us and the strategic-partner. We currently negotiate to require our partners to pay an upfront non-refundable deposit against future sub-site membership subscription sales.

The terms of the strategic alliance agreements are negotiated with each partner on a case by case basis. Accordingly, the specific terms of each agreement will vary. In addition, we may decide to significantly alter the structure of our strategic alliances with future partners. Although we refer to the businesses with whom we enter into strategic alliances as “partners,” these businesses are not true legal partners and our sub-site strategic alliances are not structured or operated as legal partnerships.

Current Regional Worldbid Websites

Our business model for regional markets is predicated on aligning ourselves with regionally located companies who are able to provide local market knowledge and sensitivity to local customs, laws, and economies. We have developed our regional websites as a means of attracting international businesses that want to deal in a local country market or in a local language, rather than English. Accordingly, each regional Worldbid website is planned to be built in the local language in order to maximize use by the targeted local business market. To date, we have developed regional Worldbid websites both by ourselves and with partners.

Currently, our regional strategic alliance arrangements are limited to WorldbidChina.com. In addition, we have currently operate many regional sub-sites on our own such as ECEurope.com, WorldbidIndia.com and WorldbidCanada.com.

We are continuing to evaluate the development of, and pursue strategic alliances for, new regional sub-sites that can generate immediate revenues. Usage of our regional sub-sites currently accounts for approximately 10% of the total usage of our network of websites.

Industry Specific Worldbid Websites

We are currently operating a number of industry specific websites, including WorldbidAgriculture.com, WorldbidBusiness.com and WorldbidForestry.com. We currently operate all of our industry specific websites on our own and do not have any strategic alliance agreements for any industry specific websites.

Technical Features of Worldbid Network of Websites

All of our Worldbid websites are now hosted by Cube Global Storage, an Internet service provider and Internet hosting service located in Victoria, British Columbia, Canada. All of our Worldbid websites share the same front-end and back-end software, designed and developed by us in-house. Our software allows us to automatically spawn new, fully-complete sub-sites without requiring any additional software development. As well, our software features a proprietary database architecture which enables the sub-sites to be linked to our principal website, www.worldbid.com, while remaining completely independent. Linking the sub-sites to our principal website enables us to allow trade lead data from our parent site to be posted on our sub-sites, and vice versa. The trade lead data can be filtered between sites based on defined parameters, such as region or industry.

Our software has been developed with the objective of enabling us to easily and independently adjust most aspects of the configuration of our Worldbid network of websites and specific sites within it, facilitating our timely response to business demands and opportunities. Under the current configuration for our Worldbid websites, each regional sub-site has access to our principal website’s entire database of trade leads, while the industry sub-sites have access only to those trade leads which are contained in the corresponding industry category of our principal website. The trade leads posted on each sub-site are made available on the principal website, the regional sub-sites, and any applicable industry sub-site, and vice versa, the intent being that the sites may provide mutual benefit to each other.

Revenue Model for our Worldbid Operations

We currently earn revenue from our Worldbid Operations based on the following:

1.	Sales of membership subscriptions to businesses using our Worldbid websites;

2.	Up-front fees for strategic-partnership arrangements where we are paid for our website development services;

3.	Sales of advertising placed on our Worldbid websites and advertising placed on e-mail trade notifications that are transmitted via the Worldbid websites to member businesses; and

4.	Revenue sharing arrangements for websites that are operated pursuant to strategic alliance arrangements.

Membership Subscription Fees

We currently sell membership subscriptions for our principal website for $69.95 per month to new subscribers. The membership fee is payable in monthly, quarterly, or annual installments. The sub-sites vary in their membership subscription fees. We have grandfathered original members who signed up for our website prior to our implementation of subscription fees, and do not require them to pay subscription membership fees. Although there are no assurances, we may in the future decide to impose membership subscription fees on our original members as a condition of their continued use of the Worldbid websites.

For sub-sites operated by strategic partners, we currently require our strategic partners to pay an upfront non-refundable deposit against future sales of sub-site subscription memberships. These non-refundable advance payments against membership subscription sales are negotiated on a case-by-case basis.

Revenues from the sale of membership subscriptions currently accounts for approximately 65% of our revenues.

Up-front Fees from Strategic Partnership Arrangements

Our strategic partnership program was developed in an effort to increase and enhance multi-industry trade around the world. Businesses that want to participate in our strategic partnership program need are required to pay an up front fee for the website development services that we provide when developing a strategic partnership sub-site.

Advertising Revenues

We generate revenues from advertising placed on our Worldbid websites and from advertisements placed on the e-mail trade notifications that we transmit from our Worldbid websites.

We sell advertising space on our websites on the basis that the industry specific structure of our Worldbid websites allows advertisers to target businesses in the specific product, service or industry that the advertiser is attempting to reach. An example of industry specific advertising would be a company interested in advertising products related to the chemical industry. By placing advertising in the chemical category of our Worldbid websites, the advertiser would be able to specifically target our member users who are already interested in that industry. We believe that this ability to target businesses enables advertisers to conduct a very focused advertising campaign via our websites. We believe that this ability to target advertising campaigns gives us a competitive advantage over competing Internet websites and enables us to charge a higher advertising fee rate. Advertisements on our Worldbid websites consist of banner advertising and “featured” advertising. For “featured” advertisements, a company pays us to “feature” either their company or a selected product or service on our Worldbid websites. We are also presently selling advertising space on the e-mail trade notifications that are transmitted to businesses that use our Worldbid websites. Our target marketing group includes companies such as over-night courier services, insurance agents and customs brokers.

Revenues from sales of advertising currently accounts for 20%of our revenues.

Revenue Sharing from Strategic Partnership Arrangements

We also earn revenues through revenue sharing arrangements for websites that are operated pursuant to strategic partnership or strategic alliance arrangements. We rely on these strategic partners to market Worldbid sub-sites and to attract business in the particular region or industry that the sub-site is focused on. There is no assurance that our partners will be successful in attracting new businesses to the Worldbid websites or creating public recognition of our Worldbid websites.

Future Revenue Streams

We will continually evaluate alternate revenue streams for our Worldbid Operations. In particular, we will continue to evaluation means of earning revenue from the trade information that we garner from our Worldbid network of websites. The e-commerce marketplace continues to be a rapidly evolving industry that is constantly presenting us with new revenue opportunities. However, this rapid evolution could also result in existing revenue streams being reduced or eliminated due to technological change and competition. Although we will attempt to continually adapt to this evolving marketplace, there is no assurance that we will be able to do so.

Marketing and Sales Strategies

Referral Arrangements

One of the principal elements of our marketing and sales strategy is to offload the burden of customer acquisition by entering into strategic alliances and referral arrangements with world-class companies who will work with us to drive traffic to our websites. We believe that entering into strategic alliances with partners with established business reputations and goodwill will enable us to increase our public exposure and enable us to achieve greater traffic on our Worldbid websites. We believe that this marketing strategy will complement our efforts to brand and create traffic for our Worldbid websites through our own advertising and marketing campaigns. The strategic alliances and referral arrangements will enable us to focus our resources on building our network of Worldbid websites and increasing traffic, while minimizing the cost burden of new subscriber acquisition. The cost to us of this marketing strategy is that our strategic alliances are revenue sharing models. Under our strategic alliance arrangements, we share the revenue generated by the strategic alliance relationship, rather than retaining all revenues for our own purposes.

Our establishment of the Worldbid Network and the sub-site strategic alliances that we have entered into for the operation and the marketing of Worldbid sub-sites are key components of this marketing strategy. See above under “The Worldbid Network of Websites.” In addition, we have recently entered into several significant referral arrangements for the Worldbid websites.

We are presently party to the following referral arrangements:

1.

We have entered into a referral agreement with the Federation of International Trade Associations (FITA). We have created a customized site that includes all of the functionality of Worldbid’s principal website with the colors styled after FITA’s own website. This site is entitled “FITA’s Buy Sell Exchange.” Under this agreement FITA agrees to aggressively market the customized site through well placed links on fita.org website, and by featuring the customized site in FITA’s bi-weekly email newsletter. Worldbid shares subscription and advertising revenue that is generated from the customized site. The term of this agreement is one year with automatic renewal unless written notice is provided by either party.

2.

We entered into an agreement with Coble International, a company which runs a world trade gateway located at www.importexporthelp.com. We have created a customized trade lead site with most of the functionality of Worldbid and the branding of www.importexporthelp.com. This new site is located at imexhelp.worldbid.com. Under this agreement, Coble International has agreed to market this website to its website users though a ‘pop-under’ ad and high-visibility links throughout its website. Worldbid shares subscription revenue that is generated by this website. This agreement has one year with automatic renewal unless written notice is provided by either party.

3.

We entered into a contractor agreement with Ningbo Free Trade Zone World E-Commercial Affairs Co. Lt. (“Ningbo”) pursuant to which we agreed to, among other things: (i) develop and operate a website entitled www.worldbidchina.com (the “China Website”); (ii) provide ancillary services in connection thereto including hosting, maintenance, providing content and artwork and programming; (iii) grant Ningbo an exclusive right to sell advertising for the China Website within certain designated areas in China and to identify itself as contractor for the China Website; and (iv) share revenues from the China Website with Ningbo. In consideration of the above, Ningbo agreed to provide certain marketing and promotional services in connection with the China Website and pay us certain license fees.

Online Marketing

We have minimized our on-line marketing activities during our fiscal year ended April 30, 2007 as part of our determination to scale back marketing efforts in order to reduce our operating costs. We continue to re-evaluate the use of on-line marketing through the use of highly targeted e-mails or banner advertisements.

Technology Used in the Worldbid Operations

We use a combination of proprietary technology and commercially available licensed technology to operate the Worldbid websites.

Software

We are the owner of proprietary software that has been developed by us and is incorporated into the Worldbid websites. This proprietary software includes search engine software, advertising management software and certain website management tools. We continue to develop proprietary software to enhance and expand the capabilities of the Worldbid websites in circumstances where commercial third party software does not meet our requirements or is too expensive. We believe that the continued development of our own proprietary software is essential to the success of our business.

The operation of our computer network servers that host the Worldbid website depends on operating system software, database software, and server software that has been developed, produced by and licensed from third parties. Software that we acquire from third parties is commercially available software, not software developed specifically for us.

Operations

We own the servers that host the Worldbid websites. Our computer network servers are presently located at the facilities of Cube Global Storage, an arms length Internet service provider in Victoria, British Columbia, Canada.

Security

Our website is programmed with encryption technology and all of our Worldbid servers and workstations are behind firewalls. We have also implemented measures to reduce the number of unfriendly web spiders and robots that attempt to enter the websites. These robots can artificially increase the load on a web server by a substantial amount, and can also steal data from a website’s database. In many websites, these robots continue undetected; however, we have recognized this potential problem, and have significantly reduced the risk of such attacks through in-house software that is incorporated into our website operations.

Intellectual Property And Other Proprietary Rights Related to the Worldbid Operations

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

We are the owner of the “www.worldbid.com” domain name. It is possible that our competitors or others will adopt Internet domain names or product or service names similar to "Worldbid,” which could impede our ability to establish recognition and usage of the Worldbid websites and create confusion among users and potential users of the Worldbid websites.

Competitors to Our Worldbid Operations

We currently or potentially compete with a variety of other companies involved in facilitating business transactions via the Internet. These competitors include: (i) direct competing Internet websites involved in facilitating business to business transactions, including Ec21.com, ECplaza.net and Alibaba.com; (ii) competing Internet websites focused on specific industries, such as Texindex.com and Manufacturing.net; (iii) traditional business to business competitors that are attempting to expand their existing businesses to electronic commerce; and (iv) traditional business to business advertising and commerce competitors, including trade magazines and trade associations. The presence of existing or future competition may impair our ability to charge subscription membership fees and other fees that we may charge for services offered via our Worldbid websites.

Our business plan for our Worldbid Operations anticipates that revenue will continue to be earned from sales of subscription memberships. We face competition for subscription revenue from other trade lead and business-to-business sites; however, with the downturn in the markets over the past year, the number has diminished considerably. There is no assurance that we will be successful in competing with these companies. The presence of existing or future competition may impair our ability to earn revenue from subscription fees.

Competition in the e-commerce marketplace is fierce and we anticipate that competition will continue to increase in the future as the marketplace has low barriers to entry. Moreover, current and potential competitors may expand the capabilities of their websites to compete directly with our Worldbid websites. Accordingly, it is possible that new competitors or alliances among competitors may emerge and attract users and potential users from the Worldbid websites. In addition, potential users may elect to sell their products directly without use of the Worldbid websites.

Increased competition may result in the reduction in potential advertising and subscription membership fees, the reduction of usage of the Worldbid websites and our inability to generate business acceptance of the Worldbid websites. Each of these factors would likely result in increased operating costs and our inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, such competitors may be able to attract potential users away from the Worldbid websites, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their websites than we can.

EMPLOYEES

We currently do not have any employees. We have a total of five full-time equivalent contract personnel and four part-time contract personnel. All staff, including our officers and directors, are retained on a contract basis.

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

In addition to our office headquarters, we own a number of federal, state and private oil and gas leases for approximately 69,759 acres in South-Central Utah. A description of these oil and gas leases is provided above under “Oil and Gas Exploration Activities.”

We do not own any real estate. We believe that Worldbid International Inc. may have to lease new premises if business operations and corresponding revenues increase to a level where we can support the additional expense of new premises to our administration and website operations. Until such time, many of our consultants will continue to provide consulting services from their homes or personal business premises.

ITEM 3.                LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The principal market for our shares is currently the OTC Bulletin Board. For the period from July 13, 2000 to September 19, 2005, our shares were traded on the OTCBB under the symbol WBID. Effective on September 19, 2005, following our one-for-twenty five (1:25) reverse stock split, our symbol was changed to “WBDC.” Effective on March 5, 2007, following our name change to Royalite Petroleum Company Inc., our symbol changed to “RYPE.”

The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading and for the fiscal quarter ended July 31, 2007, were:

Fiscal Quarter Ended	High	Low
July 31, 2007	$2.05	$0.75
April 30, 2007	$4.45	$1.53
January 31, 2007	$3.90	$2.235
October 31, 2006	$3.35	$1.53
July 31, 2006	$1.90	$0.30
April 30, 2006	$0.40	$0.18
January 31, 2006	$0.32	$0.15
October 31, 2005	$0.22	$0.009
July 31, 2005	$0.02	$0.01

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share. As of April 30, 2007, there were 189 registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2007 have been reported by us in our Quarterly Reports on Form 10-QSB or in our Current Reports on Form 8-K filed with the SEC during the year.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We do not currently have, and are not expected to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our Worldbid Operations and our oil and gas exploration activities will be dependent upon our ability to obtain additional financing. The following summarizes our plan of operation for both our Worldbid Operations and our oil and gas exploration activities. In addition to the costs of pursuing our plan of operation, during the next twelve months we expect to spend approximately $340,000 on management fees, an aggregate of $100,000 on legal and accounting expenses, and an additional $60,000 on general administrative expenses.

Worldbid Operations

During the next twelve months, our plan of operation for our Worldbid Operations will involve the following:

(a)	Seeking new regional and industry-specific strategic alliances with a focus on potential partners who already have a marketing base and mature sales channels;

(b)	Focussing on the development of market share in geographic areas such as China and India;

(c)	Further developing our advertising sales by targeting companies who sell products or services related to international trade;

(d)	Increasing our marketing expenditures subject to raising additional financing;

(e)	Developing new sales channels through a revenue-sharing relationship with a telemarketing firm in India or China;

(f)	Actively seeking acquisition targets with the goal of becoming a consolidator in the international business-to-business (B2B) field.

Royalite Operations

Our oil and gas exploration and development operations have been suspended pending our ability to obtain additional financing. The oil and gas exploration and development activities that we engage in over the next twelve months will depend upon the amount of financing that we are able to obtain, and may involve:

(a)	Drilling exploratory wells on the properties to which we have secured oil and gas leases; and

(b)	Conducting seismic surveys.

RESULTS OF OPERATIONS

The merger with Royalite Corp. has been treated as a “reverse merger” for accounting purposes. As a result, Royalite Corp. has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of Royalite Corp. and not Royalite Petroleum Company Inc. (formerly Worldbid Corporation). The operations of Royalite Petroleum Company Inc. are included in the consolidated statement of operations from the effective date of the merger, February 28, 2007.

Summary of Year End Results
		Period from
		December 2, 2005
	Year Ended	(date of inception)
	April 30, 2007	to April 30, 2006
Revenue	$37,194	$--
Operating Expenses	(3,430,478)	(196,085)
Other Expenses	(766,773)	--
Net Loss	$(4,160,057)	$(196,085)

Revenues

Our revenues are generated solely from our Worldbid Operations. As discussed above, revenues from our Worldbid Operations have been included in the Consolidated Statements of Operations included with this Annual Report from February 28, 2007, the effective date of our acquisition of Royalite Corp. Revenues from our Worldbid Operations for the full year ended April 30, 2007 were $262,161. Revenues from our Worldbid Operations for the year ended April 30, 2006 were $332,673.

Our primary sources of revenues during the year ended April 30, 2007 were membership subscriptions to our Worldbid websites and fees received from our strategic partnership arrangements. Revenues from advertising and data mining were approximately $16,000 during our fiscal year ended April 30, 2007.

Our revenues from our Worldbid Operations for the year ended April 30. 2007 declined by approximately $70,512 or 21.2% from the year ended April 30, 2006. The largest reason for the decrease in our revenues was the loss of a large advertising contract. Over the last year, we have decreased the amount that we spend on advertising our Worldbid websites and network. This, in turn, has resulted in a decrease in our revenues. We do not intend to significantly increase the amount that we spend on advertising for our Worldbid Operations during the next twelve months. As a result, the decrease in our Worldbid revenues is expected to be permanent.

We do not anticipate earning revenue from our Royalite Operations in the near future.

Operating Expenses

The major components of our expenses for the year are outlined in the table below:

		Period from
		December 2, 2005
	Year Ended	(date of inception)
	April 30, 2007	to April 30, 2006
Oil and Gas Exploration Expenses	$2,471,752	$34,090
Selling, General and Administrative	955,476	161,982
Depreciation and Amortization	3,250	13
Total Operating Expenses	$3,430,478	$196,085

Selling and administrative expenses related to our Worldbid Operations for the full year ended April 30, 2007 were $585,138, as compared to $422,475 for the year ended April 30, 2006. This increase in selling and administrative expenses related to the Worldbid Operations were primarily a result of the following:

(a)

Officers remuneration for the year ended April 30, 2007 increased as compared to 2006. This was a result of an increase in the amount that we agreed to pay to Mr. Anderson, our CFO, Treasurer and Secretary (and, until February 28, 2007, our President and CEO), because of increases in our demands on Mr. Anderson’s time;

(b)	An increase in professional fees relating to additional legal and accounting services provided in connection with our acquisition of Royalite Corp.; and

(c)	Increased filing and transfer agent fees relating primarily to the completion of the private placement financings completed during the year and to the completion of the acquisition of Royalite Corp.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities.

Other Expenses
		Period from
		December 2, 2005
	Year Ended	(date of inception)
	April 30, 2007	to April 30, 2006
Interest Expense	$2,973	$ --
Discount on Stock Issuance	763,800	--
Total Other Expenses	$766,773	$ --

The discount on stock issuance was recorded in connection with the issuance of 1,032,000 shares of our common stock on March 23, 2007. The discount reflects the difference between the subscription price and the market price for our shares on the date the shares were issued.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
		Period from
		December 2, 2005
	Year Ended	(date of inception)
	April 30, 2007	to April 30, 2006
Net Cash used in Operating Activities	$(2,442,443)	$(174,147)
Net Cash provided by (used in) Investing Activities	1,900,150	(292,010)
Net Cash provided by Financing Activities	1,449,706	884,494
Net Change in Cash	$907,413	$418,337

We have two credit card facilities which require an aggregate security deposit of approximately $31,000, which we continue to maintain. These security deposits must be maintained by us in order to cover credit card charge-backs. Credit card charge backs are amounts that are billed, and paid by, the credit card company where the owner of the credit card later claims that it was used without his or her authorization. In the event of a credit card charge-back, we are required to reimburse the funds advanced to us by the credit card company.

As of April 30, 2007, we had cash on hand of $1,325,750 and a working capital surplus of $154,111. However, as of July 31, 2007, we had cash on hand of approximately $220,680 and a substantial working capital deficit.

During the past fiscal year, we recorded a net loss of $4,160,057. We do not anticipate earning revenues from our oil and gas activities in the near future and, to date, we have not earned sufficient revenues from our Worldbid Operations to cover the costs of our operations. Accordingly, we will require additional outside financing in order to carryout our intended oil and gas exploration and development activities for the next twelve months and to maintain our Worldbid Operations. We will also require additional financing in order to pay our current liabilities as they come due. If we fail to repay our creditors or fail to make satisfactory arrangements to extend our current liabilities, our business could fail.

Historically, we have been dependent on sales of equity securities, issuances of convertible debt securities, and related party loans as sources of financing. During our fiscal year ended April 30, 2007, we obtained approximately $6,400,000 in financing from the sale of equity securities and the issuance of convertible notes. As of April 30, 2007, we owed a total of $21,680 to Logan B. Anderson, currently our Chief Financial Officer, Treasurer and Secretary and a member of our Board of Directors. The amounts owed to Mr. Anderson bear interest at a rate of 10% per annum, are unsecured and due on demand. There are no assurances that we will be able to obtain additional financing from these sources in the future.

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

Revenue Recognition

(i)	Oil and Gas Revenues – We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We have no gas balancing arrangements in place.

(ii)

Worldbid Operations – We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using our website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered. Subscriptions received in advance for access to our website services are recognized as income over the period of the subscriptions.

Oil and Gas Exploration Activities

We follow the full cost method of accounting for oil and gas operations, whereby all costs associated with the exploration for, and development of, oil and gas reserves, whether productive or unproductive, are capitalized. Internal costs are capitalized only if they can be directly identified with acquisition, exploration or development activities.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis, our Board of Directors assess whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the exploration stage.

The costs of unproven leases that become productive are reclassified to proved properties when proven reserves are discovered in the property. Unproven oil and gas interests are carried at original acquisition costs, including filing and title fees. Depreciation and depletion of the capitalized costs for producing oil and gas properties will e proved by the unit-of-production method based on proven oil and gas reserves.

Abandonment of properties are recognized as an expense in the period of abandonment and accounted for as adjustments of capitalized costs.

Ceiling Test. Under the full-cost accounting rules, capitalized costs included in the full-cost pool, net of accumulated depreciation, depletion and amortization (DD&A), cost of unevaluated properties and deferred income taxes, may not exceed the present value of our estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require that, in estimating future net cash flow, we assume that future oil and gas production will be sold at the unescalated market price for oil and gas received at the end of each fiscal quarter and that future costs to produce oil and gas will remain constant at the prices in effect at the end of the fiscal quarter. We are required to write-down and charge to earnings the amount, if any, by which these costs exceed the discounted future net cash flows, unless prices recover sufficiently before the date of our financial statements. Given the volatility of oil and gas prices, it is likely that our estimates of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future.

RISKS AND UNCERTAINTIES

Risks Relating to the Company

If we do not obtain additional financing, our business will fail.

Our current revenues are not sufficient to pay for our anticipated operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our plan of operation for both the Worldbid Operations and our oil and gas activities, and to satisfy our existing creditors. In addition, we do not currently have sufficient financial resources to make the required rental payments on our oil and gas leases. If we fail to make the required rental payments when they are due, we may lose our rights under those leases.

We have financed our operations to date from sales of equity securities, the issuance of convertible notes and loans advanced by related parties. There is no assurance that we will be able to continue to obtain financing in amounts sufficient to enable us to maintain our business operations. If we are not able to obtain additional financing if and when need, our business could fail.

If we never generate operating profit, then our business will fail.

We have sustained net losses from operations since our inception. We recorded a net loss of $4,160,057 during the fiscal year ended April 30, 2007 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of our President and Chief Executive Officer, Michael Cass, and our Chief Financial Officer, Logan Anderson. The loss of the services of either of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "RYPE.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, the trading volume for our shares on the OTC Bulletin Board has been limited. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

We may conduct further offerings of our equity securities in the future, in which case your shareholdings will be diluted.

Since our inception, we have been reliant upon sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

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

Risks Relating to Our Worldbid Operations

Financial results for our Worldbid Operations are difficult to predict and our Worldbid Operations may fail.

The future financial results of our Worldbid Operations are uncertain due to a number of factors, many of which are outside our control. These factors include:

(a)	our ability to increase usage of the Worldbid Websites;
(b)	our ability to generate revenue through the sale of membership subscriptions for the Worldbid Websites;
(c)	our ability to sell advertising on the Worldbid websites and the timing, cost and availability of advertising on websites comparable to ours and over other media;
(d)	the success of our strategic alliances in generating revenues for our Worldbid Websites;
(e)	the amount and timing of costs relating to expansion of our operations;
(f)	the announcement or introduction of competing websites and products of competitors;
(g)	the general economic conditions and economic conditions specific to the Internet and electronic commerce; and
(h)	with the reduction in staffing levels we no longer employ a full time person responsible for security or technical problems that may occur on the websites.

These factors could negatively impact on our financial results, with the result that our Worldbid Operations may never achieve profitability and may fail.

If we do not succeed in selling subscription fees to users of our Worldbid websites, then we may not be able to achieve our projected revenues.

Our business and marketing strategy contemplates that we will earn the majority of our revenues from subscription fees sold to registered users of our Worldbid websites. There is no assurance that we will be able to generate substantial revenues from subscription fees or that the revenues generated will exceed our operating costs. Businesses using our Worldbid websites may not accept paying subscription fees for access to the Worldbid websites and may decide not to use our Worldbid websites rather than pay a subscription fee. Businesses may not be prepared to pay a fee in order to post requests for tenders or offers for sales on the website or to receive e-mails of requests for tenders. If businesses are not prepared to pay a fee for the use of Worldbid websites, then our business may fail.

If our strategic relationships for our Worldbid websites do not provide the benefits we expect, then we may not realize significant revenues from these relationships.

We have entered into strategic relationships for the marketing of our Worldbid websites. These include our referral agreements and our sub-site strategic alliance agreements. We anticipate the benefits from the strategic relationships will be increased usage of our Worldbid websites, additional exposure of our brand name and subsequent increases in sales of membership subscriptions and advertising. We believe that these relationships are critical to our success because they offer us the possibility of generating additional revenues for each of our revenue streams and increasing our public recognition. However, there is no assurance that these strategic relationships will generate further revenues. Apart from one of our sub-site alliances, none of these strategic relationships guarantee us revenue. We are relying on these strategic relationships as a means for marketing of our Worldbid websites.

If our strategic alliance agreements for our regional and industry specific sub-sites do not attract new users to our websites, then we will not realize significant revenues from these strategic alliances.

We have entered into strategic alliance agreements with our partners for the operation of our regional and industry specific sub-sites. We are relying on these partners to market our Worldbid sub-sites and to attract business in the particular region or industry that the sub-site is focused on. There is no assurance that our partners will be successful in attracting new businesses to the Worldbid websites or creating public recognition of our Worldbid websites in the target market. The failure of our partners to attract new businesses and create public recognition in any target market will mean that we may not create revenues from the sub-site that exceed our costs of development and operation of the sub-site, with the result that our business and financial condition will be harmed.

If we do not succeed in generating public recognition of the Worldbid websites, then we may not be able to attract a sufficient number of users to the Worldbid websites in order for us to achieve profitability.

We believe that the successful marketing, development and promotion of the Worldbid websites are critical to our success in attracting businesses and advertisers. Furthermore, we believe that the importance of customer awareness will increase as low barriers to entry encourage the proliferation of websites targeting the business to business market. If our marketing and promotion efforts are not successful in developing strong public recognition of the Worldbid websites, then we may not be able to achieve revenues and our business may fail.

If the computer systems that we depend on for the operation of the Worldbid Websites fail, then we may lose revenues.

Substantially all of our communications hardware and computer hardware is located at a facility in Victoria, British Columbia, Canada, owned by an arms-length Internet service provider. Our systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptive problems. Our coverage limits on our property and business interruption insurance may not be adequate to compensate for all losses that may occur. If our computer systems are rendered inoperable by any of these factors, then we may not be able to operate our Worldbid websites until the problem with our computer systems is cured. We may lose users and potential revenue if we are unable to operate our Worldbid websites for any extended period or if we have successive periods of inoperability.

We may be unable to protect our intellectual property.

Our performance and ability to compete are dependent to a significant degree on our ability to protect and enforce our intellectual property rights, which include the following:

1.	the proprietary technology that is incorporated into our Worldbid websites;
2.	our trade names; and
3.	our Internet domain names, the vast majority of which relate to our Worldbid brand.

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

Our oil and gas operations are in the exploration stage with a limited operating history, which may hinder our ability to successfully meet our objectives.

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

We may be unable to retain our leases and working interests in leases, which would result in significant harm to our business.

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, that lease may terminate or expire. There are no assurances the obligations required to maintain those leases will be met. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties, including making any applicable rental payments.

As of the date of filing of this Annual Report, we did not have sufficient financial resources to meet the rental obligations under our federal and state oil and gas leases. If we are unable to make our rental payments and satisfy any other conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

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

ITEM 7.                FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of April 30, 2007, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of April 30, 2007 and 2006;	F-3

3.

Consolidated Statements of Operations for the year ended April 30, 2007, the period from December 2, 2005 (date of inception) to April 30, 2006 and the period from December 2, 2005 (date of inception) to April 30, 2007;

F-4

4.	Consolidated Statements of Changes in Stockholders’ Equity for the period December 2, 2005 (date of inception) to April 30, 2007;	F-5

5.

Consolidated Statements of Cash Flows for the year ended April 30, 2007, the period from December 2, 2005 (date of inception) to April 30, 2006 and the period from December 2, 2005 (date of inception) to April 30, 2007; and

F-6

6.	Notes to the Financial Statements.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royalite Petroleum Company, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Royalite Petroleum Company, Inc., an exploration stage company, as of April 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and for the periods December 2, 2005 (date of inception) to April 30, 2006 and December 2, 2005 (date of inception) to April 30, 2007. These financial statements are the responsibility of Royalite Petroleum Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royalite Petroleum Company, Inc., an exploration stage company, as of April 30, 2007, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and for the periods December 2, 2005 (date of inception) to April 30, 2006 and December 2, 2005 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in The United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sarna & Company

Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 27, 2007

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

As of
April 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$1,325,750
Prepaid expense	110,332
Other assets - current	8,603
Total current assets	1,444,685

Property and equipment, net (Note 3)	18,430
License rights, net (Note 4)	2,799
Unproven oil and gas properties, full cost method (Note 5)	2,413,684
Deposits	59,579

Total assets	$3,939,177

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,230,009
Loans payable-related parties (Note 6)	21,680
Notes payable (Note 7)	20,000
Deferred Income	18,885
Total current liabilities	1,290,574

Total liabilities	1,290,574

Commitments and contingencies (Note 9)

Stockholders' equity (Note 8)
Common stock, $0.001 par value; 500,000,000 shares
authorized, 36,907,270 shares issued and outstanding	36,907
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-
Additional paid-in capital	6,618,523
Warrants	351,100
Accumulated deficit during development stage	(4,356,142)
Accumulated other comprehensive loss	(1,785)
Total stockholders' equity	2,648,603

Total liabilities and stockholders' deficit	$3,939,177

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period	For the Period
		December 2, 2005	December 2, 2005
	For the Twelve	(Date of Inception)	(Date of Inception)
	Months Ended	Through	Through
	April 30, 2007	April 30, 2006	April 30, 2007

Revenue	$37,194	$-	$37,194
Operating Expenses
Oil and gas exploration expenses	2,471,752	34,090	2,505,842
Selling, general and administrative	955,476	161,982	1,117,458
Depreciation and amortization (Note and 4)	3,250	13	3,263
Total Operating Expenses	3,430,478	196,085	3,626,563
Loss from Operations	(3,393,284)	(196,085)	(3,589,369)
Other Expenses
Interest expense	(2,973)	-	(2,973)
Discount on stock issuance	(763,800)	-	(763,800)
Total Other Expenses	(766,773)	-	(766,773)
Net Loss	$(4,160,057)	$(196,085)	$(4,356,142)
Other Comprehensive Loss
Foreign currency translation adjustment	(1,785)	-	(1,785)
Comprehensive Loss	$(4,161,842)	$(196,085)	$(4,357,927)

Net Loss per Common Share - Basic and Diluted:	$(0.15)	$(0.01)	$(0.19)
Comprehensive Loss per Common Share - Basic and Diluted:	$(0.15)	$(0.01)	$(0.19)
Weighted average common shares outstanding -
Basic and diluted	26,957,223	22,585,000	22,692,969

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated
					Deficit During	Other	Total
	Common Stock		Additional		Development	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Warrants	Stage	Loss	Equity

Balance, December 2, 2005	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	18,000,000	18,000	-	-	-	-	18,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.10 per share	2,000,000	2,000	198,000	-	-	-	200,000

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.10 per share	100,000	100	9,900	-	-	-	10,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.30 per share	1,860,667	1,861	556,339	-	-	-	558,200

Issuance of common stock for
licensing rights	3,000,000	3,000	-	-	-	-	3,000

Net loss	-	-	-	-	(196,085)	-	(196,085)

Balance, April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

Issuance of common stock - merger	10,914,603	10,914	3,894,616	-	-	-	3,905,530

Issuance of common stock for cash,
Reg. S - Private Placement,
$1.50 per share	1,032,000	1,032	1,195,868	351,100	-	-	1,548,000

Fair Value of Discount on Issuance
of 1,032,000 shares @ $1.50	-	-	763,800	-	-	-	763,800

Foreign currency adjustment	-	-	-	-	-	(1,785)	(1,785)

Net loss	-	-	-	-	(4,160,057)	-	(4,160,057)

Balance, April 30, 2007	36,907,270	$36,907	$6,618,523	$351,100	$(4,356,142)	$(1,785)	$2,648,603

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period	For the Period
		December 2, 2005	December 2, 2005
	For the Twelve	(Date of Inception)	(Date of Inception)
	Months Ended	Through	Through
	April 30, 2007	April 30, 2006	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,160,057)	$(196,085)	$(4,356,142)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	3,250	13	3,263
Fair value of discount on private placement	763,800	-	763,800
Changes in operating assets and liabilities:
Prepaid expenses	(105,665)	-	(105,665)
Refundable deposits	(25,433)	(3,500)	(28,933)
Other assets	(6,668)	-	(6,668)
Accounts payable and accrued liabilities	1,088,330	25,425	1,113,755

Net cash used in operating activities	(2,442,443)	(174,147)	(2,616,590)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on unproven oil properties	(4,375,292)	(288,510)	(4,663,802)
Write-off of unproven oil properties	2,250,118	-	2,250,118
Cash acquired on reverse merger	4,038,375	-	4,038,375
Purchase of fixed assets	(13,051)	(3,500)	(16,551)

Net cash provided by (used in) investing activities	1,900,150	(292,010)	1,608,140

CASH FLOW FROM FINANCING ACTIVITIES
Payment on notes payable - related party	(98,294)	-	(98,294)
Proceeds from stock issuance	1,548,000	786,200	2,334,200
Proceeds from borrowings from related party	-	98,294	98,294
Proceeds from borrowings on loan payable	-	-	-

Net cash provided by financing activities	1,449,706	884,494	2,334,200

NET CHANGE IN CASH	907,413	418,337	1,325,750

CASH AT BEGINNING OF PERIOD	418,337	-	-

CASH AT END OF PERIOD	$1,325,750	$418,337	$1,325,750

SUPPLEMENTAL INFORMATION

Interest Paid	$2,973	$-	$-
Income Taxes Paid	$-	$-	$-

Non-cash financing activities:
Stock issued on acquisition of Worldbids business	$3,905,530	$-	$3,905,530

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business – Royalite Petroleum Company Inc., referred to as the “Company”, is considered an exploration stage company. The Company's primary objective is to identify, acquire and develop oil and gas projects, and has not yet realized any revenues from this primary objective.

The Company has acquired interests in properties through leases on which it will drill oil or gas wells in efforts to discover and/or to produce oil and gas. The Company has a 100% working interest and a net revenue factor of 87.5% in the properties leased to date. At April 30, 2007, the Company owned interests in oil and gas properties located within the State of Utah (see Note 4 – Acquisition of Properties). The Company is exploring various oil and gas properties at this time and recently completed drilling operations on its initial exploratory well located in Piute Co., Utah.

The Company holds the exclusive rights to use all information relating to minerals and hydrocarbons in the State of Utah derived from a proprietary electromagnetic sensing technology.

History - Royalite Petroleum Company Inc. (the “Company”), formerly Worldbid Corporation, was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc (Tethercam). On January 15, 1999, Tethercam changed it’s name to Worldbid Corporation (Worldbid). Effective February 28, 2007, Worldbid completed the acquisition of Royalite Petroleum Corporation (RPC), an exploration stage company since its formation in the State of Nevada on December 2, 2005.

The acquisition of RPC was completed by way of a "triangular merger" pursuant to the provisions of the Amended and Restated Agreement and Plan of Merger (First Merger Agreement) among RPC, Worldbid and Worldbid’s wholly owned subsidiary, Royalite Acquisition Corp. (Worldbid Sub). Under the terms of the First Merger Agreement, RPC was merged with and into Worldbid Sub, with Worldbid Sub continuing as the surviving corporation (First Merger). Immediately following the completion of the First Merger, Worldbid completed a second merger whereby Worldbid Sub was merged with and into Worldbid, with Worldbid continuing as the surviving corporation (Second Merger).

Under the terms and conditions of the First Merger Agreement each share of RPC’s issued and outstanding common stock, immediately prior to the completion of the First Merger, was converted into one share of Worldbid’s common stock. As a result, Worldbid issued a total of 24,960,667 shares or approximately 67% of its issued and outstanding common stock to the former shareholders of RPC. Following the transaction, Worldbid had 35,875,270 shares of common stock issued and outstanding.

As a result of the completion of the First Merger and the Second Merger (together known as the “Royalite Transaction”), Worldbid acquired all the property and assets of RPC, including the rights to oil and gas leases on approximately 69,000 net acres of land along the Utah Hingeline Trend of south-central Utah and a 2.5% royalty interest in all of the oil and gas produced, sold or used off of 285 acres of land, also located along the Utah Hingeline Trend. In addition to acquiring all of RPC’s property and assets, Worldbid assumed all of RPC’s debts and liabilities.

As part of the Second Merger, Worldbid changed its name to Royalite Petroleum Company Inc. (the “Company”). Effective March 5, 2007, the Company changed it’s trading symbol on the OTC Bulletin Board from “WBDC” to “RYPE.”

For accounting purposes, the Royalite Transaction is considered to be a capital transaction in substance, rather than a business combination.

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

History (continued)

The Royalite Transaction is treated, in the accompanying financial statements as equivalent to the issuance of shares by RPC (the private company) for the assets of Worldbid (the public company). The accounting for the Royalite Transaction is similar to that resulting from a reverse acquisition. Accordingly, the historical financial information of the accompanying financial statements is that of RPC. The 10,914,603 shares of Worldbid at February 28, 2007 are presented in the Company’s Statement of Stockholders’ Equity as if RPC acquired Worldbid.

Going Concern - As of April 30, 2007, the Company incurred cumulative net losses of approximately $4,356,142 from operations and has working capital of $154,111. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the successful execution of the Company’s strategic plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation – These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is April 30.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

Oil and Gas Exploration Activity - The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the exploration for and development of oil and gas reserves, whether productive or unproductive, are capitalized. Such expenditures include land acquisition costs, drilling, exploratory dry holes, geological and geophysical costs not associated with a specific unevaluated property, completion and costs of well equipment. Internal costs are capitalized only if they can be directly identified with acquisition, exploration, or development activities.

Expenditures that are considered unlikely to be recovered are written off. On a quarterly basis the Board of Directors assesses whether or not there is an asset impairment. The current oil and gas exploration and development activities are considered to be in the exploration stage.

The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees. Depreciation and depletion of the capitalized costs for producing oil and gas properties will be provided by the unit-of-production method based on proved oil and gas reserves.

Abandonment of properties are recognized as an expense in the period of abandonment and accounted for as adjustments of capitalized costs.

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Oil and Gas Exploration Activity (continued)

On May 22, 2007, the Company completed logging on its first exploration well (RS 16-1) located in Piute Co., Utah. The Company penetrated in excess of 500 ft. of the Lower Jurassic sandstone before suspending operations. After thorough analysis of the RS 16-1 well logs and other tests, the Company determined that the prospective sand intervals did not contain commercial quantities of gas and therefore decided to abandon the RS 16-1 well site and pursue other planned drill-site locations. In accordance with the full cost method of accounting for oil and gas operations, the Company has expensed $2,250,118 of costs related to the RS 16-1 well.

Ceiling Test. Under the full-cost accounting rules, capitalized costs included in the full-cost pool, net of accumulated depreciation, depletion and amortization (DD&A), cost of unevaluated properties and deferred income taxes, may not exceed the present value of our estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects. These rules generally require that, in estimating future net cash flow, we assume that future oil and gas production will be sold at the unescalated market price for oil and gas received at the end of each fiscal quarter and that future costs to produce oil and gas will remain constant at the prices in effect at the end of the fiscal quarter. We are required to write-down and charge to earnings the amount, if any, by which these costs exceed the discounted future net cash flows, unless prices recover sufficiently before the date of our financial statements. Given the volatility of oil and gas prices, it is likely that our estimates of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future.

Impairment of Properties - Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Long-Lived Assets - Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair value of the Company’s financial instruments approximate their fair value due to the short-term nature.

Revenue Recognition

i)

Oil and Gas Revenues - The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place.

ii)

Worldbid Operations - The Company earns revenue by selling subscriptions to its service, advertising on email communications to businesses using the Company’s website services, direct advertising by businesses on its website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered. Subscriptions received in advance for access to the Company’s website services are recognized as income over the period of the subscriptions.

Research and Development - All research and development expenditures during the period have been charged to operations.

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income (Loss) – The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

Segment Information - The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a management approach to determine reportable segments. The Company currently operates its business in the USA and Canada.

Reclassification - Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Expenses of Offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the Securities and Exchange Commission (SEC) issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

New Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after April 30, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New Accounting Pronouncements (continued)

SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of this statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position, results of operations or cash flows.

2.	ACQUISITIONS

On February 28, 2007, the Company acquired 100 percent of the outstanding common stock of Worldbid Corporation by way of a “triangular merger” accounted for as a capital transaction.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition, February 28, 2007:

Cash and cash equivalents	$4,038,375
Receivables	6,602
Deposits	30,646
Equipment	4,941
Total assets acquired	4,080,564

Accounts payable and accrued liabilites	117,429
Due to related parties	21,680
Deferred income	15,925
Notes payable	20,000
Total liabilities assumed	175,034

Net assets acquired	$3,905,530

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

For the
year ended
April 30, 2007
Computer equipment and software	$8,427
Support equipment	13,052
Less: Accumulated depreciation	(3,049)
$18,430

4.	LICENSE RIGHTS

License rights consist of the following:

For the
year ended
April 30, 2007
Licensing rights	$3,000

Less: Accumulated	(201)
amortization
$2,799

5.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

For the
year ended
April 30, 2007
Acquisition costs	$2,413,684
Exploration costs	2,250,118
Less: Write-off of costs incurred
on abandoned well	(2,250,118)
$2,413,684

On March 3, 2006 the Company acquired oil and gas leases from the Bureau of Land Management (BLM) representing a 100% working interest in 6 parcels totaling 10,127 acres situated in the Piute and Sanpete Counties of Utah. The Company has paid the BLM a total of $288,510 for the lease acquisition costs.

On July 25, 2006 the Company acquired an oil and gas lease from a private land owner representing a 100% working interest in approximately 1,326 acres in Piute County, Utah. The lease continues for 5 years with an option to extend the lease for another 5 years at 150% of the original payment. The contract includes royalties of 1/8th of the gross oil production proceeds from any well on the property each year, payable monthly. The Company paid the private land owner $12,030 for the lease acquisition costs.

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	UNPROVEN OIL AND GAS PROPERTIES (continued)

On August 15, 2006 the Company acquired oil and gas leases from the BLM representing a 100% working interest in 17 parcels totaling 19,913 acres situated in the Piute, Sanpete and Wayne Counties of Utah. The Company paid the BLM a total of $1,063,091 for the lease acquisition costs.

On September 1, 2006 the Company acquired oil and gas leases from the State of Utah representing a 100% working interest in 8 parcels totaling 3,094 acres situated in Piute County, Utah. The Company paid the State of Utah a total of $180,157 for the lease acquisition costs.

On November 21, 2006 the Company acquired oil and gas leases from the BLM representing a 100% working interest in 4 parcels totaling 3,379 acres situated in Piute County, Utah. The Company paid the BLM a total of $161,435 for the lease acquisition costs.

On January 30, 2007 the Company acquired oil and gas leases from the State of Utah representing a 100% working interest in 5 parcels situated in Piute County, Utah. The Company paid the State of Utah a total of $34,432 for the lease acquisition costs.

On February 7, 2007 the Company acquired oil and gas leases from the BLM representing a 100% working interest in 5 parcels totaling 9,300 acres situated in Piute County, Utah. The Company paid the BLM a total of $13,952 for the lease acquisition costs.

On February 19, 2007 the Company acquired an undivided 2.5% mineral royalty interest to all oil and gas produced and sold off land under the existing oil and gas lease agreement dated May 23, 2005 between Crazy R Ranch, Inc and Silver Summit, L.C., and all extensions thereafter. Aforementioned lease from the Crazy R Ranch represents a 100% working interest in 9 parcels totaling 298 acres situated in Sevier County, Utah. The Company paid Crazy R. Ranch $200,000 for the mineral royalty interest.

On February 20, 2007 the Company acquired oil and gas leases from the BLM representing a 100% working interest in 11 parcels totaling 18,631 acres situated in Piute County, Utah. The Company paid the BLM a total of $301,943 for the lease acquisition costs.

From October 1, 2006 to April 30, 2007, the Company executed 34 oil and gas leases with private land owners, representing a 100% working interest in approximately 11,836 gross acres situated in the Piute, Garfield and Iron Counties of Utah. The Company paid the private land owners $158,134 for the lease acquisition costs. Lease terms are for 5 years, with an option to extend for an additional 5 years. There are no future payment obligations on the leases.

6.	LOAN PAYABLE – RELATED PARTY

Loan payable - related party consists of the following at April 30, 2007.

For the
year ended
April 30, 2007
Loan payable due to an officer of the company,
bearing 10% interest annum, payable annually,
unsecured and due on demand	$21,680

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	NOTES PAYABLE

Notes payable consists of the following at April 30, 2007.

For the
year ended
April 30, 2007
Note payable secured by assets of the Company,
due on demand, bears 15% interest per annum,
payable annually.	$20,000

8.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2007, there were 36,907,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consists of the following:

	a)	On February 8, 2006, the Company issued 18,000,000 shares of common stock to five individuals for cash at $0.001 per share.

	b)	On February 8, 2006, the Company issued 3,000,000 shares of common stock for licensing rights at $0.001 per share.

	c)	On March 2, 2006, the Company issued 2,000,000 shares of common stock to seven individuals for cash at $0.10 per share.

	d)	On March 3, 2006, the Company issued 100,000 shares of common stock to an individual for cash at $0.10 per share.

	e)	On April 30, 2006, the Company issued 1,860,667 shares of common stock to 24 individuals for cash at $0.30 per share.

	f)	On February 28, 2007, the Company issued 10,914,603 shares of common stock pursuant to the completion of the merger with Worldbid.

g)

On March 23. 2007, the Company issued 1,032,000 units at a price of $1.50 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase on additional share of common stock at a price of $1.75 per share, for a one year period from the date of issuance of the units. The Company recorded a discount of $763,800 to reflect the difference between the offering price and the market price on the date the offering was entered into.

Share Purchase Warrants:

As of April 30, 2007, share purchase warrants are outstanding for the purchase of commons shares as follows:

a)	1,740,081 share purchase warrants at an exercise price per share of $0.85, expiring January 31, 2008.

b)	715,017 share purchase warrants at an exercise price per share of $1.75, expiring February 15, 2008.

c)	516,000 share purchase warrants at an exercise price per share of $1.75, expiring March 23, 2008.

ROYALITE PETROLEUM COMPANY INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of April 30, 2007 are as follows:

Fiscal year 2008.................................................. $ 23,400

Legal contingency – The Company is a defendant in a suit that seeks the return of certain funds invested in the Company, plus damages and costs. Specifically, the Bank of Montreal (the “Bank”) has claimed for the return of certain monies invested in the Company from funds they claim were misappropriated from the Bank. The Company has filed a statement of defense denying any liability on the basis that no misappropriated funds were received by the Company. Management and legal counsel for the Company are of the opinion that the Bank’s claim is without merit.

10.	SEGMENTED INFORMATION

The Company currently operates in 1) the oil and gas industry (USA) and 2) the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the year, at April 30, 2007 are as follows:

	USA	Canada	Total
Assets	$3,360,078	$579,099	$3,939,177
Liabilities	$1,128,275	$162,299	$1,290,574
Loss for the year	$3,321,311	$838,746	$4,160,057

Details for each segment on a geographic basis of the assets, liabilities and loss for the year, at April 30, 2006 are as follows:

	USA	Canada	Total
Assets	$716,834	$-0-	$716,834
Liabilities	$123,719	$-0-	$123,719
Loss for the year	$196,085	$-0-	$196,085

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

There were no changes in our internal control over financial reporting during the year ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.              OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions, and their biographical information.

Name of Director	Age	Position

Michael L. Cass	53	Chief Executive Officer, President and Director

Logan Anderson	53	Chief Financial Officer, Secretary, Treasurer and Director

William Charles Tao	48	Director

Michael L. Cass is our Chief Executive Officer, President and a member of our Board of Directors. Mr. Cass has served in those capacities since February 28, 2007. From 1997 to 2005, Mr. Cass was an independent oil and gas investor in Texas where he bought, sold and developed oil and gas properties. From 1990 to 1997, Mr. Cass was president and chairman of MLC Petroleum Corporation, formerly a Toronto Stock Exchange company. Mr. Cass has over 29 years business experience with emphasis in all aspects of the oil and gas industry.

Logan Anderson is our Chief Financial Officer, Secretary, Treasurer and a member of our Board of Directors. Mr. Anderson is also Worldbid Sub’s President, Secretary, Treasurer and the sole member of Worldbid Sub’s Board of Directors. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been principal and president of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson is currently a director of XLR Medical Corp., an OTC Bulletin Board company. Mr. Anderson is also presently a director and officer of a number of private companies

William Charles Tao is a member of our Board of Directors. Dr. Tao was appointed as a member of our board of directors on July 10, 2006. Dr. Tao obtained his Ph.D. in Chemical Engineering and Chemical Physics from the Stanford University. Since 1989, Dr. Tao has acted in such capacities as consultant, managing director, officer, and other management roles in many different fields, including natural resources, capital financing, international trade, and chemical engineering. Dr. Tao has published more than 30 publications in his area of expertise to date.

Significant Employees

Paul Wagorn is currently the Chief Operating Officer of Worldbid International Inc. Mr. Wagorn was also a member of our Board of Directors from February 17, 2000 to February 28, 2007. Mr. Wagorn is responsible for overseeing our Worldbid Operations. Mr. Wagorn has been working in the computer field for the past 12 years, in which he has served in both the public and private sectors as a software and database engineer, project manager, and support specialist. From 1987 to 1989, Mr. Wagorn worked for Consumer and Corporate Affairs Canada, leading a team to computerize the data retrieval system for Canadian Patents and develop a quality assurance system for Canadian Patent Examiners. Mr. Wagorn subsequently worked on various small and large database-systems projects integrating new technology with existing data.

Committees of the Board Of Directors

We do not have a separately designated audit committee. As such, our entire Board of Directors acts as our audit committee.

We do not have a separately designated compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other separately designated committees.

Audit Committee Financial Expert

Our Board of Directors has determined that Logan B. Anderson, qualifies as an “audit committee financial expert” within the meaning prescribed by Item 407(d)(5) of Regulation S-B by virtue of his professional qualification as an associate chartered accountant and his experience. In addition to serving on our Board of Directors, Mr. Anderson also serves as our Chief Financial Officer. As a result, Mr. Anderson is not independent. (See “Director Independence,” below.)

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code of Ethics

We adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, and our principal accounting officer, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to our Annual Report on Form 10-KSB for the year ended April 30, 2004. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer, principal financial officer, or our principal accounting officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons, and we believe that during the year ended April 30, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

		Transactions	Known Failures to
	Number of	Not Timely	File a Required
Name and Principal Position	Late Reports	Reported	Form
Michael L. Cass	One	One	None
Chief Executive Officer, President and Director

Logan B. Anderson	None	None	None
Chief Financial Officer, Secretary, Treasurer and
Director

William Charles Tao	One	One	None
Director

		Transactions	Known Failures to
	Number of	Not Timely	File a Required
Name and Principal Position	Late Reports	Reported	Form
Howard Thomson(1)
Former Secretary, Former Treasurer, Former Chief	One	One	None
Financial Officer and Former Director

Paul Wagorn(2)
Former Director	None	None	None

Notes:
	1.	Mr. Thomson resigned as a director and executive officer on August 31, 2006.
	2.	Mr. Wagorn resigned as a director on February 28, 2007.

ITEM 10.                EXECUTIVE COMPENSATION.

Executive Officer Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B, during the fiscal year ended April 30, 2007:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year Ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael L. Cass(1) CEO, President and Director	2007	$20,000	$0	$0	$0	$0	$0	$0	$20,000
Logan B. Anderson(2) CFO, Secretary, Treasurer and Director	2007	$105,000	$0	$0	$0	$0	$0	$0	$105,000
Howard Thomson(3) Former executive officer and former director	2007	$9,000	$0	$0	$0	$0	$0	$0	$9,000

Notes:
(1)

Mr. Cass was appointed as our Chief Executive Officer and President, and to our Board of Directors, on February 28, 2007. Mr. Cass is compensated for his services pursuant to a consulting agreement between Royalite Corp. and Nitra Corporation, a company in which Mr. Cass acts as its president. The compensation provided in the table above was paid to Nitra Corporation for the period from March 1, 2007 to April 30, 2007 as compensation for Mr. Cass’ services. Royalite Corp. paid Nitra Corporation a total of $94,000 under the terms of Nitra Corporation’s contract with Royalite Corp. for the period from June 1, 2006 to February 28, 2007.

(2)	Mr. Anderson was appointed our Chief Financial Officer, Secretary and Treasurer on August 31, 2006. Mr. Anderson resigned as our Chief Executive Officer and President on February 28, 2007.
(3)	Mr. Thomson resigned as our Chief Financial Officer, Secretary and Treasurer, and as a member of our Board of Directors, on August 31, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B as of our fiscal year end of April 30, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Michael L. Cass CEO, President and Director	None.	None.	None.	n/a	n/a
Logan B. Anderson CFO, Secretary, Treasurer and Director	None.	None.	None.	n/a	n/a
Howard Thomson Former executive officer and former director	None.	None.	None.	n/a	n/a

Compensation of Directors

The following table sets forth total compensation paid to or earned by our directors, other than directors who are also named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B, during the fiscal year ended April 30, 2007:

DIRECTOR COMPENSATION
Name & Principal Position	Year Ended April 30	Fees Earned/ Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
William C. Tao(1) Director	2007	$0	$0	$0	$0	$0	$0	$0
Paul Wagorn(2) Former Director	2007	$99,386	$0	$0	$0	$0	$0	$99,386

(1)	Dr. Tao was appointed as a member of our Board of Directors on July 10, 2006.
(2)

Mr. Wagorn resigned as a member of our Board of Directors on February 28, 2007. Mr. Wagorn continues to act as Chief Operating Officer of our wholly owned subsidiary, Worldbid International Inc., and continues to be paid under the terms of his consulting agreement with Worldbid International Inc.

Employment Agreements

Logan B. Anderson, our Chief Financial Officer, Treasurer and Secretary and one of our directors, is paid pursuant to an executive consultant agreement with us dated September 1, 2001. This consultant agreement was amended effective November 1, 2002, August 29, 2003 and April 30, 2005 to reduce the consulting fee that paid to Mr. Anderson from $12,500 per month to $3,000 per month and to extend the term of the agreement. Effective May 1, 2005, we verbally agreed to increase the consulting fee paid to Mr. Anderson up to $5,000 per month, and effective August 1, 2006, we verbally agreed to increase the consulting fee to $10,000 per month. The amended consultant agreement is automatically renewable on a month to month basis provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee.

Paul Wagorn, the Secretary, Treasurer and Chief Operating Officer of Worldbid International Inc., is paid pursuant to a consulting contract with Worldbid International Inc. Mr. Wagorn provides his services to us as a consultant. The original term of Mr. Wagorn’s consultant contract expired February 28, 2003. We have verbally agreed with Mr. Wagorn to extend his contract on a month-to-month on the same terms and conditions.

Michael L. Cass, our Chief Executive Officer and President, and one of our directors, is paid pursuant to a consulting agreement with Nitra Corporation, a company in which Mr. Cass acts as its president. Under the terms of this agreement, Nitra Corporation is paid $10,000 per month on a month to month basis for Mr. Cass to act as Royalite's Chief Executive Officer and President.

We do not currently have an employment, consulting or other compensation agreement with William Charles Tao, one of our directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 29, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and officers; (iii) each of our named executive officers as defined in Rule 402(a)(2) of Regulation S-B, and (iv) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Common Stock(1)
OFFICERS AND DIRECTORS
Common Stock	Michael L. Cass Chief Executive Officer, President and Director 3001 Riviera Rd. Austin, Texas 78733	3,000,000 Direct	8.1%
Common Stock	Logan Anderson Chief Financial Officer, Treasurer, Secretary and Director 810 Peace Portal Drive, Suite 201 Blaine, WA 98230	1,883,623 Direct	5.1%
Common Stock	William Charles Tao Director 3135 Villa Marbella Circle Reno, NV 89509	400,000 Direct	1.1%
Common Stock	Howard Thomson Former Executive Officer and Former Director 5B, Harbour Village Dunmore East, County Waterford, Ireland	190,000 Direct	*
Common Stock	Paul Wagorn Former Executive Officer and Former Director 175 Robertson Street Victoria, BC V8S 3X3	Nil	*

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Common Stock(1)
Common Stock	All Officers and Directors as a Group (5 persons)	5,473,623	14.8%
5% SHAREHOLDERS
Common Stock	K. Ian Matheson 2215 Lucerne Circle Henderson, NV 89014	2,825,000	7.7%
Common Stock	Harold C. Moll Box 866 Georgetown Grand Cayman, BWI	3,208,000	8.7%
Common Stock	US Global Investors – Global Resources Fund c/o BBH & G PO Box 1536, Pine Street Station New York, NY 10268	2,233,333	6.1%

Notes:
	*	Less than 1%.
(1)

Based on 36,907,270 shares of our common stock issued and outstanding as of August 29, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 29, 2007.

Change of Control

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have any equity compensation plans (including individual compensation arrangements) in place under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Nil	N/A	Nil
Equity Compensation Plans Not Approved By Security Holders	Nil	N/A	Nil

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Acquisition of Royalite Corp.

On February 28, 2007, we completed the acquisition of Royalite Corp. The following related persons had a material interest in our acquisition of Royalite Corp.:

Name	Relationship to the Company	Interest in the Transaction
Michael L. Cass	CEO, President, Director and owner of more than 5% of outstanding stock.

Mr. Cass received an aggregate of 3,000,000 shares of our common stock in exchange for the shares or Royalite Corp. owned by him at the time the acquisition was completed.

At the time the transaction was completed, Mr. Cass was also the CEO, President and a Director of Royalite Corp.

William Charles Tao	Director.	Mr. Tao received an aggregate of 400,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by him at the time the acquisition was completed.
K. Ian Matheson	Owner of more than 5% of outstanding stock.

Mr. Matheson received an aggregate of 2,825,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by him at the time the acquisition was completed.

At the time the transaction was completed, Mr. Matheson was also the Chief Financial Officer, Treasurer, Secretary and a Director of Royalite Corp.

Debra Matheson	Spouse of owner of more than 5% of outstanding stock.	Mrs. Matheson received an aggregate of 1,500,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by her at the time the acquisition was completed.
Harold C. Moll	Owner of more than 5% of outstanding stock.	Mr. Moll received an aggregate of 3,802,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by him at the time the acquisition was completed.

A description of our acquisition of Royalite Corp. is provided in this Annual Report at Part I, Item 1. “Description of Business.”

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Marketplace Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. William Charles Tao is our sole independent director. Our Board of Directors does not have separately designated compensation, nominating or audit committees, as such our entire Board of Directors acts in those capacities.

ITEM 13.                EXHIBITS.

The following exhibits are either provided with this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 between Worldbid Corporation, Royalite Acquisition Corp. and Royalite Petroleum Corp. (10)

2.2	Agreement and Plan of Merger entered into on February 28, 2007 between Worldbid Corporation and Royalite Acquisition Corp.(11)

3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(9)

3.2	By-Laws of Worldbid.(1)

3.3	Articles of Merger among Royalite Petroleum Corp. and Royalite Acquisition Corp.(11)

3.4	Articles of Merger among Royalite Acquisition Corp. and Worldbid Corporation.(11)

4.1	Specimen Stock Certificate.(1)

10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(2)

10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(3)

10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(4)

10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(5)

10.5	Agreement and Plan of Merger dated August 23, 2006 between Worldbid Corporation and Royalite Petroleum Corp.(7)

10.6	Settlement Agreement dated August 31, 2006 between Worldbid and Howard Thomson.(8)

10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.

10.8	Consulting Agreement dated August 1, 2007 between Royalite Petroleum Company Inc. and Kapco Consultants Corp.

14.1	Code of Ethics.(4)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2006 filed with the SEC on August 14, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2007 and April 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2007(1)	Year Ended April 30, 2006(2)
Audit Fees	$16,309	$15,600
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$16,309	$15,600

(1)

Consists of fees billed by Sarna & Company, the principal accountant for Royalite Corp. and our current principal accountant. Audit fees billed by Morgan & Company, our former principal accountant, during the fiscal year ended April 30, 2007 consisted of $26,085. There were no other fees billed by Morgan & Company during the fiscal year ended April 30, 2007.

(2)	Consists of fees billed by Morgan & Company, our former principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	September 7, 2007	By:	/s/ Michael L. Cass
MICHAEL L. CASS
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 7, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 7, 2007	By:	/s Michael L. Cass
MICHAEL L. CASS
Chief Executive Officer and President
(Principal Executive Officer)
Director

Date:	September 7, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)
Director

Date:	September 7, 2007	By:	/s/ William Charles Tao
WILLIAM CHARLES TAO
Director