Form 10QSB
period 2007-07-31
ROYALITE PETROLEUM CO INC.
filed 2007-09-14
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,907,270 Shares of Common Stock as of September 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

July 31, 2007
(Stated in U.S. Dollars)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2007	2007

ASSETS
Current
Cash and cash equivalents	$291,596	$1,325,750
Prepaid expenses	24,516	110,332
Other assets	10,934	8,603
	327,046	1,444,685

Property And Equipment (Note 5)	17,052	18,430
License Rights, net (Note 6)	2,749	2,799
Unproven Oil and Gas Properties (Note 7)	2,456,282	2,413,684
Deposits	60,106	59,579

	$2,863,235	$3,939,177

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,042,075	$1,230,009
Loan payable – Related Party (Note 8)	21,680	21,680
Notes payable (Note 9)	20,000	20,000
Deferred income	17,934	18,885
	1,101,689	1,290,574
STOCKHOLDERS’ EQUITY

Capital Stock (Note 7)
Authorized:
500,000,000 common shares, par value $0.001

100,000,000 preferred shares, par value $0.001

Issued:
36,907,270 common shares (April 30, 2007 –
36,907,270)	36,907	36,907

Additional Paid-In Capital	6,618,523	6,618,523
Warrants	351,100	351,100
Accumulated Deficit During Exploration Stage	(5,240,415)	(4,356,142)
Accumulated Other Comprehensive Loss	(4,569)	(1,785)
	1,761,546	2,648,603

	$2,863,235	$3,939,177

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
			2005
	THREE MONTH PERIOD ENDED		TO
	JULY 31, 2007	JULY 31, 2006	JULY 31, 2007

Revenues	$59,307	$-	$96,501

Operating Expenses
Oil and gas exploration expenses	599,195	73,102	3,105,037
Selling , general and administrative	338,893	109,634	1,456,351
Depreciation and amortization	1,428	191	4,691
	939,516	182,927	4,566,079

Loss from Operations	(880,209)	(182,927)	(4,469,578)

Other Expenses
Interest expense	(4,064)	-	(7,037)
Fair value of discount on private
placement	-	-	(763,800)
	(4,064)	-	(770,837)

Net Loss	$(884,273)	$(182,927)	$(5,240,415)

Basic and Diluted Loss per Common
Share	$(0.02)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	36,907,270	24,960,667

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
			2005
	THREE MONTH PERIOD ENDED		TO
	JULY 31, 2007	JULY 31, 2006	JULY 31, 2007

Net Loss	$(884,273)	$(182,927)	$(5,240,415)

Other Comprehensive Loss
Foreign currency translation adjustment	(2,784)	-	(4,569)

Comprehensive Loss	$(887,057)	$(182,927)	$(5,244,984)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
			2005
	THREE MONTH PERIOD ENDED		TO
	JULY 31, 2007	JULY 31, 2006	JULY 31, 2007

Cash Flows From Operating Activities
Net loss	$(884,273)	$(182,927)	$(5,240,415)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	1,428	191	4,691
Fair value of discount on private
placement	-	-	763,800
Changes in Operating Assets and
Liabilities
Prepaid expenses	85,816	(50,000)	(19,849)
Other assets	(2,331)	-	(31,264)
Deposits	(527)	-	(7,195)
Accounts payable and accrued
liabilities	(190,718)	15,770	920,077
Deferred income	(951)	-	2,009
Net Cash Used in Operating Activities	(991,556)	(216,996)	(3,608,146)

Cash Flows From Investing Activities
Cash paid on unproven oil properties	(641,793)	(187,657)	(5,305,595)
Write-off of unproven oil properties	599,195	-	2,849,313
Cash acquired on reverse merger	-	-	4,038,375
Acquisition of property and equipment	-	-	(16,551)
	(42,598)	(187,657)	1,565,542
Cash Flows From Financing Activities
Payments on notes payable	-	-	(98,294)
Proceeds from Stock issuances	-	-	2,334,200
Proceeds from borrowings- related party	-	-	98,294
Payments on borrowings- related party		(73,000)	-
	-	(73,000)	2,334,200

Net Increase (Decrease) in Cash and
Cash Equivalents	(1,034,154)	(477,623)	291,596

Cash and Cash Equivalents, beginning
of Period	1,325,750	418,337	-

Cash and Cash Equivalents, end of
Period	$291,596	$(59,286)	$291,596

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2
			2006
	THREE MONTH PERIOD ENDED		TO
	JULY 31, 2007	JULY 31, 2006	JULY 31, 2007

Supplementary Cash Flow Inforation

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$-	$3,905,530

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance, December 2, 2005	-	$-	$-	$-	$-	$-	$-

Common shares issued for
cash at $0.001 per share	18,000,000	18,000	-	-	-	-	18,000
Common shares issued for
cash; Reg. S - Private
Placement at $0.10 per share	2,000,000	2,000	198,000	-	-	-	200,000
Common shares issued for
cash; Reg. D - Private
Placement at $0.10 per share	100,000	100	9,900	-	-	-	10,000
Common shares issued for
cash; Reg. S - Private
Placement at $0.30 per share	1,860,667	1,861	556,339	-	-	-	558,200
Common shares issued for
licensing rights	3,000,000	3,000	-	-	-	-	3,000
Net Loss	-	-	-	-	(196,085)	-	(196,085)

Balance April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2006	24,960,667	$24,961	$764,239	-	$(196,085)	$-	$593,115

Common shares issued
pursuant to merger	10,914,603	10,914	3,894,616	-	-	-	3,905,530
Common shares issued for
cash; Reg. S - Private
Placement at $1.50 per share	1,032,000	1,032	1,195,868	351,100	-	-	1,548,000
Fair value of Discount on
Issuance of 1,032,000 shares
at $1.50 per share	-	-	763,800	-	-	-	763,800
Foreign currency adjustment	-	-	-	-	-	(1,785)	(1,785)
Net Loss	-	-	-	-	(4,160,057)	-	(4,160,057)

Balance April 30, 2007	36,907,270	36,907	6,618,523	351,100	(4,356,142)	(1,785)	2,648,603

Foreign currency translation
adjustment	-	-	-	-	-	(2,784)	(2,784)
Net Loss	-	-	-	-	(884,273)	-	(884,273)

Balance July 30, 2007	36,907,270	$36,907	$6,618,523	$351,100	$(5,240,415)	$(4,569)	$1,761,546

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended April 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal year ended April 30, 2007, has been omitted. The results of operations for the three month period ended July 31, 2007 are not necessarily indicative of results for the entire year ending April 30, 2008.

The financial statements include the operations of the Company and its wholly-owned subsidiaries, Royalite Petroleum Corp, incorporated in the state of Nevada, and Worldbid International Inc., a Company now domiciled in the state of Nevada. All significant inter- company balances and transactions have been eliminated in the consolidation.

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

2	OPERATIONS

	a)	Description of Business

Royalite Petroleum Company Inc., referred to as the “Company”, is considered an exploration stage company. The Company's primary objective is to identify, acquire and develop oil and gas projects, and has not yet realized any revenues from this primary objective.

The Company has acquired interests in properties through leases on which it will drill oil or gas wells in efforts to discover and/or to produce oil and gas. The Company has a 100% working interest and a net revenue factor of 87.5% in the properties leased to date. At July 31, 2007, the Company owned interests in oil and gas properties located within the State of Utah.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

a)	Description of Business (Continued)

The Company is exploring various oil and gas properties at this time and recently completed drilling operations on its initial exploratory well located in Piute Co., Utah.

The Company holds the exclusive rights to use all information relating to minerals and hydrocarbons in the State of Utah derived from a proprietary electromagnetic sensing technology.

b)	History

Royalite Petroleum Company Inc. (the “Company”), formerly Worldbid Corporation, was incorporated on August 10, 1998 in the State of Nevada as Tethercam Systems, Inc (Tethercam). On January 15, 1999, Tethercam changed it’s name to Worldbid Corporation (Worldbid).

Effective February 28, 2007, Worldbid completed the acquisition of Royalite Petroleum Corporation (“RPC”), an exploration stage company since its formation in the State of Nevada on December 2, 2005.

The acquisition of RPC was completed by way of a "triangular merger" pursuant to the provisions of the Amended and Restated Agreement and Plan of Merger (“First Merger Agreement”) among RPC, Worldbid and Worldbid’s wholly owned subsidiary, Royalite Acquisition Corp. (“Worldbid Sub”). Under the terms of the First Merger Agreement, RPC was merged with and into Worldbid Sub, with Worldbid Sub continuing as the surviving corporation (“First Merger”). Immediately following the completion of the First Merger, Worldbid completed a second merger whereby Worldbid Sub was merged with and into Worldbid, with Worldbid continuing as the surviving corporation (“Second Merger”).

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

	b)	History (Continued)

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

The 10,914,603 shares of Worldbid at February 28, 2007 are presented in the Company’s Statement of Stockholders’ Equity as if RPC acquired Worldbid.

	c)	Going Concern

As of July 31, 2007 the Company incurred cumulative net losses of approximately $5,240,415 from operations and has a negative working capital of $774,643. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the successful execution of the Company’s strategic plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Use of Estimates

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

	c)	Oil and Gas Exploration Activity

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Oil and Gas Producing Activity (Continued)

We are required to write-down and charge to earnings the amount, if any, by which these costs exceed the discounted future net cash flows, unless prices recover sufficiently before the date of our financial statements. Given the volatility of oil and gas prices, it is likely that our estimates of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that writedowns of oil and gas properties could occur in the future

	d)	Impairment of Properties

Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

	e)	Property and Equipment

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

	f)	Long-Lived Assets

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Fair Value of Financial Instruments

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

	h)	Foreign Currency

These financial statements have been presented in U.S. dollars. The functional currency of the operations of the Company’s wholly-owned operating subsidiary, Worldbid International Inc. which undertakes the Worldbid Operations is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheets date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of operating income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders’ equity.

	i)	Revenue Recognition

		i)	Oil and Gas Revenues

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

Subscriptions received in advance for access to the Company’s website services are recognized as income over the period of the subscriptions.

	j)	Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Earnings (Loss) Per Share

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

	l)	Research and Development

All research and development expenditures during the period have been charged to operations.

	m)	Income Taxes

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

	n)	Stock-Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS No. 123(R) requires companies to measure all employee stock based compensation awards using a fair value method and record such expense in their consolidated financial statements. The Company adopted SFAS No. 123(R) on a prospective basis on December 2, 2005

Stock based compensation arrangements for non-employees are recorded at fair value as the services are provided and the compensation earned.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	o)	Segmented Information

The Company discloses segmented information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a management approach to determine reportable segments. The Company currently operates its business in the USA and Canada.

	p)	Expenses of Offering

The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

	q)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation

	r)	New Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	r)	New Accounting Pronouncements (Continued)

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

4.	ACQUISITION

On February 28, 2007, the Company acquired 100 percent of the outstanding common stock of Worldbid Corporation by way of a “triangular merger” accounted for as a capital transaction.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition, February 28, 2007:

Cash and cash equivalents	$4,038,375
Receivables	6,602
Deposits	30,646
Equipment	4,941
Total assets acquired	4,080,564

Accounts payable and accrued
liabilities	117,429
Due to related parties	21,680
Deferred income	15,925
Notes payable	20,000
Total liabilities assumed	175,034

Net Assets Acquired	$3,905,530

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	JULY 31	APRIL 30
	2007	2007

Computer equipment and software	$8,427	$8,427
Support equipment	13,052	13,052
Less: Accumulated depreciation	(4,427)	(3,049)
	$17,052	$18,430

6.	LICENSE RIGHTS

License rights consist of the following:

	JULY 31	APRIL 30
	2007	2007

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(251)	(201)
	$2,749	$2,799

7.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

	JULY 31	APRIL 30
	2007	2007

Acquisition costs	$2,413,684	$2,413,684
Exploration costs	2,891,911	2,250,118
Less: Write off of cost on abandoned well	(2,849,313)	(2,250,118)
	$2,456,282	$2,413,684

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

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	LOAN PAYABLE – RELATED PARTY

Loan payable of $21,680 (April 30, 2007 - $21,680) is due to a director, is unsecured, payable on demand and bears interest at 10% per annum.

9.	NOTES PAYABLE

Notes payable of $20,000 (April 30, 2007 - $20,000) are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Royalite Petroleum Company Inc. and by a subordination of intercompany debt between Royalite Petroleum Company Inc and Worldbid Networks Inc.

10	STOCKHOLDERS’ EQUITY

	a)	Common and Preferred Stock:

As of June 30, 2007, there were 36,907,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consists of the following:

		i)	On February 8, 2006, the Company issued 18,000,000 shares of common stock to five individuals for cash at $0.001 per share.

		ii)	On February 8, 2006, the Company issued 3,000,000 shares of common stock for licensing rights at $0.001 per share.

		iii)	On March 2, 2006, the Company issued 2,000,000 shares of common stock to seven individuals for cash at $0.10 per share.

		iv)	On March 3, 2006, the Company issued 100,000 shares of common stock to an individual for cash at $0.10 per share.

		v)	On April 30, 2006, the Company issued 1,860,667 shares of common stock to 24 individuals for cash at $0.30 per share.

		vi)	On February 28, 2007, the Company issued 10,914,603 shares of common stock pursuant to the completion of the merger with Worldbid.

vii)

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

10	STOCKHOLDERS’ EQUITY

	a)	Share Purchase Warrants

As of July 31, 2007, share purchase warrants are outstanding for the purchase of commons shares as follows:

	EXERCISE
NUMBER	PRICE
OF	PER	EXPIRY
SHARES	SHARE	DATE

1,740,081	$0.85	January 31, 2008
715,017	1.75	February 15, 2008
516,000	1.75	March 23, 2008

11.	COMMITMENTS AND CONTINGENCIES

	a)	Commitments

The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities are as follows:

2008	$19,000

	b)	Contingency

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

12.	RELATED PARTY TRANSACTIONS

	a)	Included in accounts payable is $22,360 (April 30, 2007 - $5,836) due to two directors of the Company. The amounts are unsecured and without specified terms of repayment.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

12.	RELATED PARTY TRANSACTIONS (Continued)

	b)	During the three month period ended July 31, 2007 and 2006, the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

	JULY 31
	2007	2006
Income Statement Items

Consulting fees	$30,000	24,000
Management fees	30,000	-

	$60,000	$24,000

13.	SEGMENTED INFORMATION

The Company currently operates in two geographic and business segments as follows:

a)	the oil and gas industry (USA) and;
b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the period at July 31, 2007 and 2006 are as follows:

July 31, 2007	USA	Canada	Total

Assets	$2,687,977	$172,258	$2,863,235
Liabilities	$913,561	$188,128	$1,101,689
Loss for the period	$807,387	$76,888	$884,273

July 31, 2006	USA	Canada	Total

Assets	$476,676	$-	$476,676
Liabilities	$66,488	$-	$66488
Loss for the period	$(182,927)	$-	$(182,927)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2007. These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Royalite” and the “Company” mean Royalite Petroleum Company Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

We are an oil and gas exploration company with our current exploration activities concentrated along the Utah Hingeline Trend of South-Central Utah. To date we have leased 67,025 net acres covering 69,759 gross acres along the four main Hingeline faults located within a five county area of Southern Utah. We do not currently own any productive wells or developed acreage and we have not yet discovered any proven oil or gas reserves on any of our properties.

We also own and operate an international business-to-business and government-to-business facilitation service, which combines proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade (the “Worldbid Operations”). We have designed our Worldbid.com Internet website to enable companies throughout the world to procure, source (buy) and tender (sell) products and services nationally and internationally. Our Worldbid Operations are operated through our wholly owned subsidiary, Worldbid International Inc. (formerly Worldbid Canada Corporation).

RECENT DEVELOPMENTS

Since the end of our year ended April 30, 2007, the following significant corporate developments have occurred:

1.

In May 2007, we suspended drilling operations on the Royalite State 16-1 Well, our first exploratory well. After a thorough analysis of the well logs and other tests, we decided that the prospective sand intervals did not contain commercial quantities of gas and decided to abandon the well site. Cement plugs were pumped into the well when operations were suspended.

2.

Effective August 1, 2007, we entered into a consulting agreement with Kapco Consultants Corp. (“Kapco”), pursuant to which Kapco has agreed to provide us with certain investor relations and financial advisory services. In exchange for their services, we have agreed to pay Kapco a monthly fee of $6,000 per month. The agreement may be terminated by either party with 60 days prior written notice.

3.
On September 13, 2007, we were served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,801.86 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. We have not yet had an opportunity to assess the merits of DHS’ action and are in the process of consulting with legal counsel.

PLAN OF OPERATION

We do not currently have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas exploration activities and pay for the ongoing costs of operating our Worldbid Operations is dependent upon our ability to obtain additional financing. The following summarizes our plan of operation for both our Worldbid Operations and our oil and gas exploration activities. In addition to the costs of pursuing our plan of operation, during the next twelve months we expect to spend approximately $340,000 on management fees, an aggregate of $100,000 on legal and accounting expenses, and an additional $60,000 on general administrative expenses.

Oil and Gas Exploration Activities

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

Worldbid Operations

Our management has determined that the Worldbid Operations no longer form a part of our core business. Although we intend to continue our Worldbid Operations at this time, we do not intend to spend additional financial resources on further developing those operations. We intend to focus our efforts and financial resources on developing our oil and gas operations and are considering our options with respect to the Worldbid Operations.

RESULTS OF OPERATIONS

The merger with Royalite Petroleum Corp. (“Royalite Corp.”) has been treated as a “reverse merger” for accounting purposes. As a result, Royalite Corp. has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of Royalite Corp. and not Royalite Petroleum Company Inc. (formerly Worldbid Corporation). The operations of Royalite Petroleum Company Inc. are included in the consolidated statement of operations from the effective date of the merger, February 28, 2007.

Three Months Summary

	Three Months	Three Months	Percentage
	ended July 31, 2007	ended July 31, 2006	Increase / (Decrease)
Revenue	$59,307	$-	n/a
Operating Expenses	(939,516)	(182,927)	413.6%
Other Expenses	(4,064)	-	n/a
Net Loss	$(884,273)	$(182,927)	383.4%

Revenues

Our revenues are generated solely from our Worldbid Operations. As discussed above, revenues from our Worldbid Operations have been included in the Consolidated Statements of Operations included with this Quarterly Report from February 28, 2007, the effective date of our acquisition of Royalite Corp. Revenues from our Worldbid Operations for the three months ended July 31, 2007 were $59,307. Revenues from our Worldbid Operations for the three months ended July 31, 2006 were $76,723.

Our primary sources of revenues during the three months ended July 31, 2007 were membership subscriptions to our Worldbid websites and fees received from our strategic partnership arrangements. Revenues from advertising were approximately $6,000 during our three months ended July 31, 2007. We did not earn any revenue from data mining sources during the period.

Our revenues from our Worldbid Operations for the three months ended July 31, 2007 declined by approximately $17,416 or 22.7% from the three months ended July 31, 2006. Over the last year, we have decreased the amount that we spend on advertising our Worldbid websites and network. This, in turn, has resulted in a decrease in our revenues. We do not intend to significantly increase the amount that we spend on advertising for our Worldbid Operations during the next twelve months. As a result, the decrease in our Worldbid revenues is expected to be permanent.

We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months	Three Months	Percentage
	ended July 31,	ended July 31,	Increase /
	2007	2006	(Decrease)
Oil and Gas Exploration Expenses	$599,195	$73,102	719.7%
Selling, General and Administrative Expenses	338,893	109,634	209.1%
Depreciation and Amortization	1,428	191	647.6%
Total Expenses	$880,209	$182,927	381.2%

The additional oil and gas exploration expenses for the period ended July 31, 2007 relate primarily to the cost of our exploratory drilling operations on the Royalite State 16-1 Well, our first exploratory well.

Selling and administrative expenses related to our Worldbid Operations for the three months ended July 31, 2007 were $131,561, as compared to $93,276 for the three months ended July 31, 2006. This increase in selling, general and administrative expenses related to the Worldbid Operations were primarily a result of an increase in officers’ remuneration for the three months ended July 31, 2007 as compared to 2006 as well as additional legal and accounting fees related to the merger with Royalite Corp. The increase in officers’ remuneration was a result of an increase in the amount that we agreed to pay to Mr. Anderson, our CFO, Treasurer and Secretary (and, until February 28, 2007, our President and CEO), because of increases in our demands on Mr. Anderson’s time.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Three Months ended	Three Months ended
	July 31, 2007	July 31, 2006
Cash Flows used in Operating Activities	$(991,556)	$(216,996)
Cash Flows used in Investing Activities	(42,598)	(187,657)
Cash Flows from Financing Activities	-	(73,000)
Net Increase (decrease) in Cash During Period	$(1,034,154)	$(477,623)

Working Capital
			Percentage
			Increase /
	At July 31, 2007	At April 30, 2007	(Decrease)
Current Assets	$327,046	$1,444,685	(77.4)%
Current Liabilities	$(1,101,689)	$(1,290,574)	(14.6)%
Working Capital Surplus (Deficit)	$(774,643)	$(154,111)	402.7%

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

As of July 31, 2007, we had cash on hand of $291,596 and a working capital deficit of $774,643.

During the quarter ended July 31, 2007, we recorded a net loss of $884,273. We do not anticipate earning revenues from our oil and gas activities in the near future and, to date, we have not earned sufficient revenues from our Worldbid Operations to cover the costs of our operations. Accordingly, we will require additional outside financing in order to carryout our intended oil and gas exploration and development activities for the next twelve months and to maintain our Worldbid Operations. We will also require additional financing in order to pay our current liabilities as they come due. If we fail to repay our creditors or fail to make satisfactory arrangements to extend our current liabilities, our business could fail.

Historically, we have been dependent on sales of equity securities, issuances of convertible debt securities, and related party loans as sources of financing. As of July 31, 2007, we owed a total of $21,680 to Logan B. Anderson, currently our Chief Financial Officer, Treasurer and Secretary and a member of our Board of Directors. The amounts owed to Mr. Anderson bear interest at a rate of 10% per annum, are unsecured and due on demand. There are no assurances that we will be able to obtain additional financing from these sources in the future. We do not currently have any underwriting, long-term debt financing or other financing arrangements in place.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB, filed with the SEC on September 11, 2007.

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

Our current revenues are not sufficient to pay for our anticipated operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our plan of operation for our oil and gas activities, meet the ongoing costs of operating the Worldbid Operations, and satisfy our existing creditors. In addition, we may not be able to make the required rental payments on our existing oil and gas leases when they become due. If we fail to make the required rental payments when they are due, we may lose our rights under those leases.

We have financed our operations to date from sales of equity securities, the issuance of convertible notes and loans advanced by related parties. However, we do not currently have any agreements in place to obtain additional financing from these, or any other, sources. There is no assurance that we will be able to continue to obtain financing in amounts sufficient to enable us to maintain our business operations. If we are not able to obtain additional financing if and when need, our business could fail.

If we never generate operating profit, then our business will fail.

We have sustained net losses from operations since our inception. We recorded a net loss of $884,273 during the three months ended July 31, 2007 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

Risks Relating to Our Oil and Gas Operations

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

Our oil and gas operations are in the exploration stage with only a limited operating history upon which to base an evaluation of our future prospects. We acquired Royalite Corp. on February 28, 2007 and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our oil and gas operations is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

As of the date of filing of this Quarterly Report, we had a substantial working capital deficit and there are no assurances that we will be able to meet the rental obligations under our federal and state oil and gas leases. If we are unable to make our rental payments and satisfy any other conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

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

The future financial results of our Worldbid Operations are uncertain due to a number of factors, many of which are outside our control. These factors include:

1.	our ability to increase usage of the Worldbid Websites;
2.	our ability to generate revenue through the sale of membership subscriptions for the Worldbid Websites;
3.	our ability to sell advertising on the Worldbid websites and the timing, cost and availability of advertising on websites comparable to ours and over other media;
4.	the success of our strategic alliances in generating revenues for our Worldbid Websites;
5.	the amount and timing of costs relating to expansion of our operations;
6.	the announcement or introduction of competing websites and products of competitors;
7.	the general economic conditions and economic conditions specific to the Internet and electronic commerce; and
8.	with the reduction in staffing levels we no longer employ a full time person responsible for security or technical problems that may occur on the websites.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 13, 2007, we were served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,801.86 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. We have not yet had an opportunity to assess the merits of DHS’ action and are in the process of consulting with legal counsel.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number
2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 between Worldbid Corporation, Royalite Acquisition Corp. and Royalite Petroleum Corp. (9)
2.2	Agreement and Plan of Merger entered into on February 28, 2007 between Worldbid Corporation and Royalite Acquisition Corp.(10)
3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)
3.2	By-Laws of Worldbid.(1)
3.3	Articles of Merger among Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)
3.4	Articles of Merger among Royalite Acquisition Corp. and Worldbid Corporation.(10)
4.1	Specimen Stock Certificate.(1)
10.1	Executive Consultant Agreement dated September 1, 2001 between Worldbid and Logan Anderson.(2)
10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between Worldbid and Logan Anderson.(3)
10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between Worldbid and Logan Anderson.(4)
10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between Worldbid and Logan Anderson.(5)
10.5	Agreement and Plan of Merger dated August 23, 2006 between Worldbid Corporation and Royalite Petroleum Corp.(6)
10.6	Settlement Agreement dated August 31, 2006 between Worldbid and Howard Thomson.(7)
10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation. (11)
10.8	Consulting Agreement dated August 1, 2007 between Royalite Petroleum Company Inc. and Kapco Consultants Corp. (11)
14.1	Code of Ethics.(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Filed as an Exhibit to our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.

(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	September 14, 2007	By:	/s/ Michael L. Cass
MICHAEL L. CASS
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)