Form 10QSB
period 2007-10-31
ROYALITE PETROLEUM CO INC.
filed 2007-12-26
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission File Number 000-26729

ROYALITE PETROLEUM COMPANY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3001 RIVIERA ROAD
AUSTIN, TX 78733
(Address of principal executive offices)

(512) 402-0909
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,207,270 Shares of Common Stock as of December 21, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2007
(Stated in U.S. Dollars)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31	APRIL 30
	2007	2007

ASSETS
Current
Cash and cash equivalents	$106,208	$1,325,750
Prepaid expenses	32,523	110,332
Other assets	7,594	8,603
	146,325	1,444,685

Property And Equipment (Note 5)	15,674	18,430
License Rights, net (Note 6)	2,699	2,799
Unproven Oil and Gas Properties (Note 7)	2,492,605	2,413,684
Deposits	57,951	59,579

	$2,715,254	$3,939,177

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,023,198	$1,230,009
Loans payable – Related Parties (Note 8)	36,680	21,680
Notes payable (Note 9)	20,000	20,000
Deferred income	16,690	18,885
	1,096,568	1,290,574
STOCKHOLDERS’ EQUITY

Capital Stock (Note 10)
Authorized:
500,000,000 common shares, par value $0.001

100,000,000 preferred shares, par value $0.001

Issued:
37,107,270 common shares (April 30, 2007 –
36,907,270)	37,107	36,907

Additional Paid-In Capital	6,710,323	6,618,523
Warrants	351,100	351,100
Accumulated Deficit During Exploration Stage	(5,470,309)	(4,356,142)
Accumulated Other Comprehensive Loss	(9,535)	(1,785)
	1,618,686	2,648,603

	$2,715,254	$3,939,177

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

						PERIOD FROM
						INCEPTION
						DECEMBER 2,
						2005
	THREE MONTH PERIOD ENDED		SIX MONTH PERIOD ENDED			TO
	OCTOBER 31		OCTOBER 31			OCTOBER 31
	2007	2006	2007	2006		2007

Revenues	$54,248	$-	$113,555	$-		$150,749

Operating Expenses
Oil and gas exploration
expenses	(12,805)	44,647	586,390	117,750		3,092,232
Selling , general and
administrative	200,603	251,401	539,496	361,035		1,656,954
Depreciation and amortization	1,428	879	2,856	1,070		6,119
	189,226	296,927	1,128,742	479,855		4,755,305

Loss from Operations	(134,978)	(296,927)	(1,015,187)	(479,855)		(4,604,556)

Other Expenses
Interest expense	(2,916)	-	(6,980)	-		(9,953)
Fair value of discount on private
placement	-	-	-	-		(763,800)
Oil and gas property write offs	(92,000)		(92,000)			(92,000)
	(94,916)	-	(98,980)	-		(865,753)

Net Loss	$(229,894)	$(296,927)	$(1,114,167)	$(479,855)		$(5,470,309)

Basic and Diluted Loss per
Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$

Weighted Average Number of
Common Shares Outstanding	36,948,574	24,960,667	36,927,922	24,960,667

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					DECEMBER 2,
					2005
	THREE MONTH PERIOD ENDED		SIX MONTH PERIOD ENDED		TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2007	2006	2007	2006	2007

Net Loss	$(229,894)	$(296,927)	$(1,114,167)	$(479,855)	$(5,470,309)

Other Comprehensive Loss
Foreign currency translation
adjustment	(4,966)	-	(7,750)	-	(9,535)

Comprehensive Loss	$(234,860)	$(296,927)	$(1,121,917)	$(479,855)	$(5,479,844)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
	SIX MONTH PERIOD ENDED		2005
	OCTOBER 31		TO
	2007	2006	OCTOBER 31, 2007

Cash Flows From Operating Activities
Net loss	$(1,114,167)	$(479,855)	$(5,470,309)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	2,856	1,070	6,119
Fair value of discount on private
placement	-	-	763,800
Write-off of oil and gas property
exploration expenditures	599,195	-	2,849,313
Write off of oil and gas property
acquisition costs	92,000		92,000
Changes in Operating Assets and
Liabilities
Prepaid expenses	77,809	(30,000)	(27,856)
Other assets	1,009	-	(5,659)
Deposits	1,628	-	(27,305)
Accounts payable and accrued
liabilities	(214,561)	21,065	896,234
Deferred income	(2,195)	-	765
Net Cash Used in Operating Activities	(556,426)	(487,720)	(922,898)

Cash Flows From Investing Activities
Cash paid on unproven oil properties	(678,116)	(1,281,268)	(5,341,918)
Cash acquired on reverse merger	-		4,038,375
Acquisition of property and equipment	-	(13,051)	(16,551)
	(678,116)	(1,294,319)	(1,320,094)
Cash Flows From Financing Activities
Payments on notes payable	-	-	(98,294)
Proceeds from Stock issuances	-	-	2,334,200
Proceeds from borrowings- related party	15,000	1,669,131	113,294
	15,000	1,669,131	2,349,200

Net Increase (Decrease) in Cash and
Cash Equivalents	(1,219,542)	(112,908)	106,208

Cash and Cash Equivalents, beginning
of Period	1,325,750	418,337	-

Cash and Cash Equivalents, end of
Period	$106,208	$305,429	$106,208

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2
	SIX MONTH PERIOD ENDED		2005
	OCTOBER 31		TO
	2007	2006	OCTOBER 31, 2007

Supplementary Cash Flow Information

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$-	$3,905,530
Stock issued for acquisition of Oil and
Gas property	$92,000	$-	$92,000

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

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

Common shares issued
pursuant to merger	10,914,603	10,914	3,894,616	-	-	-	3,905,530
Common shares issued for
cash; Reg. S - Private
Placement at $1.50 per share	1,032,000	1,032	1,195,868	351,100	-	-	1,548,000
Fair value of Discount on
Issuance of 1,032,000 shares
at $1.50 per share	-	-	763,800	-	-	-	763,800
Foreign currency adjustment	-	-	-	-	-	(1,785)	(1,785)
Net Loss	-	-	-	-	(4,160,057)	-	(4,160,057)

Balance April 30, 2007	36,907,270	36,907	6,618,523	351,100	(4,356,142)	(1,785)	2,648,603

Common shares issued for Oil
and Gas property	200,000	200	91,800				92,000
Foreign currency translation
adjustment	-	-	-	-	-	(7,750)	(7,750)
Net Loss	-	-	-	-	(1,114,167)	-	(1,114,167)

Balance October 31, 2007	37,107,270	$37,107	$6,710,323	$351,100	$(5,470,309)	$(9,535)	$1,618,686

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended April 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal year ended April 30, 2007, has been omitted. The results of operations for the six month period ended October 31, 2007 are not necessarily indicative of results for the entire year ending April 30, 2008.

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

The Company has acquired interests in properties through leases on which it will drill oil or gas wells in efforts to discover and/or to produce oil and gas. The Company has a 100% working interest and a net revenue factor of 87.5% in the properties leased to date. At October 31, 2007, the Company owned interests in oil and gas properties located within the State of Utah.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

	a)	Description of Business Continued)

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

OCTOBER 31, 2007
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

As of October 31, 2007, the Company incurred cumulative net losses of approximately $5,470,309 from operations and has a negative working capital of $950,243. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

OCTOBER 31, 2007
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

OCTOBER 31, 2007
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

OCTOBER 31, 2007
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

OCTOBER 31, 2007
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

OCTOBER 31, 2007
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

OCTOBER 31, 2007
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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company intends to adopt the standard at commencement of its next fiscal year, May 1. 2008. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company's consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company intends to adopt the standard at commencement of its next fiscal year, May 1. 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial condition and results of operations.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

r)	New Accounting Pronouncements (Continued)

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03"). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect adoption of this standard to have a significant impact on the Company's financial position and results of operations.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	OCTOBER 31	APRIL 30
	2007	2007

Computer equipment and software	$8,427	$8,427
Support equipment	13,052	13,052
Less: Accumulated depreciation	(5,805)	(3,049)
	$15,674	$18,430

6.	LICENSE RIGHTS

License rights consist of the following:

	OCTOBER 31	APRIL 30
	2007	2007

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(301)	(201)
	$2,699	$2,799

7.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

	OCTOBER 31	APRIL 30
	2007	2007

Acquisition costs	$2,540,111	$2,413,684
Less: Write off of abandoned property	(92,000)	-
	2,448,111	2,413,684

Exploration costs	2,893,807	2,250,118
Less: Write off of cost on abandoned well	(2,849,313)	(2,250,118)
	44,494	-

	$2,492,605	$2,413,684

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

From May 1, 2007 to October 31, 2007, the Company capitalized $44,494 in engineering costs related to regulatory reporting and filing, and the mapping, surveying, permitting and site release of future planned well drilling locations.

On September 28, 2007, the Company renewed oil and gas leases with the BLM representing a 100% working interest in 17 parcels totaling 19,913 acres situated in the Piute, Sanpete and Wayne Counties of Utah. The Company paid the BLM a total of $29,876 for the annual lease costs.

On October 1, 2007, the Company renewed oil and gas leases with the State of Utah representing a 100% working interest in 8 parcels totaling 2,815 acres situated in Piute County, Utah. The Company paid the State of Utah a total of $4,551 for the annual lease costs.

On October 1, 2007, Royal Petroleum Company Inc. (the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with Central Utah Lease Acquisition, L.P., a Utah Limited Partnership (“CULA”), whereby CULA granted the Company an option to purchase 62.5% of CULA’s interest in an oil and gas project known as the Keystone Project. The Keystone Project is located in Sanpete, Juab, and Severe Counties, Utah and consists of 66,700 net leasehold acres, with a combined net revenue interest of 80%. If the Company exercises the option, of which there is no assurance, the Company will have an opportunity to earn approximately 41,688 net leasehold acres. In consideration for this option, the Company issued to CULA 200,000 shares of common stock. In order to exercise this option, the Company must provide CULA with a written notice of exercise on or before November 21, 2007.

If the Company exercises its option, the parties will enter into a formal agreement for the purchase of 62.5% of CULA’s interest in the Keystone Project with the following principal terms and conditions:

(a)	To purchase the interest in the Keystone Project, the Company will pay and issue the following consideration to CULA:

(i)	$1,500,000 in cash on or before November 26, 2007 (the “Keystone Closing Date”);

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

(ii)

7,300,000 shares of the Company’s common stock on or before the Keystone Closing Date. The Company will grant CULA piggyback registration rights in respect of the shares issued. If the Company has not filed a registration statement to register the shares on or before May 1, 2008, the Company, at its own expense, will file a registration statement to register the shares;

(iii)	$2,260,000 in cash on or before December 31, 2007;

(iv)	$2,500,000 in cash on or before June 15, 2008;

(v)	$2,500,000 in cash on or before December 15, 2008; and

(vi)	$2,500,000 in cash on or before June 15, 2009.

(b)

The Company will also be required to drill two oil and/or gas wells within a specified area of the Keystone Project and to carry CULA as a 25% working interest owner through the completion or plugging of those wells (the “Carried Wells”).

Upon exercise of the option, the Company and CULA will also enter into an operating agreement to further develop the Keystone Project. Under the terms of the proposed operating agreement, the Company will be the operator and CULA will be a non-operator of the Keystone Project. A condition of the proposed operating agreement is that Clayton Williams Energy Inc. (“CWEI”) must agree to be a party to the operating agreement. CWEI owns an undivided 50% working interest in an area covering approximately 30,000 gross acres located on the southern portion of the Keystone Project. In the event that CWEI is unwilling or unable to enter into the operating agreement on or before the Keystone Closing Date and both the Company and CULA are prepared to close the transaction, then the parties agree that the terms of the Letter Agreement shall be extended until CWEI’s signature has obtained

Subsequent to the October 31, 2007, the Company failed to meet the conditions for the closing of the letter agreement, and the fair value of the 200,000 common shares issued of $92,000 has been written off in the period. The Company is currently in the process of renegotiating the agreement with CULA.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	LOANS PAYABLE – RELATED PARTIES

Loans payable comprise the following:

	OCTOBER 31	APRIL 30
	2007	2007

Amount due to a director, is unsecured, payable
on demand and bears interest at 10% per
annum.	$21,680	$21,680
Amount due to significant shareholder,
unsecured, payable on demand and non	15,000	-
interest bearing

	$36,680	$21,680

9.	NOTES PAYABLE

Notes payable of $20,000 (April 30, 2007 - $20,000) are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Royalite Petroleum Company Inc. and by a subordination of intercompany debt between Royalite Petroleum Company Inc and Worldbid Networks Inc.

10	STOCKHOLDERS’ EQUITY

	a)	Common and Preferred Stock:

As of October 31, 2007, there were 37,107,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consists of the following:

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

10	STOCKHOLDERS’ EQUITY (Continued)

vi)	On February 28, 2007, the Company issued 10,914,603 shares of common stock pursuant to the completion of the merger with Worldbid.

vii)

On March 23, 2007, the Company issued 1,032,000 units at a price of $1.50 per unit, each unit consisting of one share of common stock and one half of one share purchase warrant. Each whole warrant entitles the holder to purchase on additional share of common stock at a price of $1.75 per share, for a one year period from the date of issuance of the units. The Company recorded a discount of $763,800 to reflect the difference between the offering price and the market price on the date the offering was entered into.

viii)	On October 12, 2007, the Company issued 200,000 common shares pursuant to an oil and gas property agreement.

b)	Share Purchase Warrants

As at October 31, 2007, share purchase warrants are outstanding for the purchase of commons shares as follows:

	EXERCISE
NUMBER	PRICE
OF	PER	EXPIRY
SHARES	SHARE	DATE

1,740,081	$0.85	January 31, 2008
715,017	1.75	February 15, 2008
516,000	1.75	March 23, 2008

11.	COMMITMENTS AND CONTINGENCIES

	a)	Commitments

The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities are as follows:

2008	$12,600

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

	b)	Contingencies

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

On September 13, 2007, the Company was served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,802 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. As at October 31, 2007, the Company had provided for costs of $555,802 in relation to this claim. The Company has not yet had an opportunity to assess the merits of DHS’ action and are in the process of consulting with legal counsel.

12.	RELATED PARTY TRANSACTIONS

	a)	Included in accounts payable is $12,920 (April 30, 2007 - $5,836) due to directors of the Company. The amount is unsecured and without specified terms of repayment.

	b)	During the six month period ended October 31, 2007 and 2006, the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

	OCTOBER 31
	2007	2006
Income Statement Items

Consulting fees	$55,000	$64,000
Interest expense	1,084	-
Management fees	60,000	-

	$116,084	$64,000

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

13.	SEGMENTED INFORMATION

The Company currently operates in two geographic and business segments as follows:

	a)	the oil and gas industry (USA) and;
	b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the period at October 31, 2007 and 2006 are as follows:

October 31, 2007	USA	Canada	Total

Assets	$2,632,630	$83,335	$2,715,965
Liabilities	$907,013	$189,555	$1,096,568
Loss for the period	$948,186	$165,981	$1,114,167

October 31, 2006	USA	Canada	Total

Assets	$1,927,175	$-	$1,927,175
Liabilities	$1,813,915	$-	$1,813,915
Loss for the period	$479,855	$-	$479,855

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended April 30, 2007 filed with the SEC on September 11, 2007. These factors may cause our actual results to differ materially from any forward-looking statement.

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

RECENT DEVELOPMENTS

The following significant corporate developments have occurred since the completion of our fiscal quarter ended July 31, 2007:

1.

Effective August 1, 2007, we entered into a consulting agreement with Kapco Consultants Corp. (“Kapco”), pursuant to which Kapco has agreed to provide us with certain investor relations and financial advisory services. In exchange for their services, we have agreed to pay Kapco a monthly fee of $6,000 per month. The agreement may be terminated by either party with 60 days prior written notice.

2.	On September 13, 2007, we were served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,801.86 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. We have filed a defence and are in discussion with DHS to resolve the claim. A court date is scheduled for September 2008 if this matter cannot be resolved prior to that date.

3.

On October 1, 2007, we entered into a Letter Agreement (the “Letter Agreement”) with Central Utah Lease Acquisition, L.P., a Utah Limited Partnership (“CULA”), whereby CULA granted us an option to purchase 62.5% of CULA’s interest in an oil and gas project known as the Keystone Project. The Keystone Project is located in Sanpete and Juab Counties, Utah and consists of 66,700 net leasehold acres, with a combined net revenue interest of 80%. If we exercise the option, of which there is no assurance, we will have an opportunity to earn approximately 41,688 net leasehold acres. In consideration for this option, we have issued to CULA 200,000 shares of our common stock. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”). CULA has represented to us that it is an “accredited investor” as defined under Rule 501 of Regulation D. On November 21, 2007, our option to acquire 62.5% of CULA’s interest in the Keystone Project expired.

4.

On October 2, 2007, we signed an Amended Letter of Intent dated (the “Letter of Intent”) with Twilight Resources, LLC (“Twilight”) setting out the proposed terms under which we will acquire an undivided 50% of Twilight’s leasehold interest in a project known as the Green River Prospect. The Green River Prospect is located in Grand and Emery Counties, Utah and consists of approximately 6,216 net leasehold acres, with a combined net revenue interest of 80%. On November 20, 2007, the Letter of Intent expired as the parties were unable to reach a formal agreement. We are attempting to negotiate an extension to acquire the leasehold interest in the Green River Prospect. There is no assurance that the negotiations will be successful.

5.

On November 30, 2007, we entered into a Consulting Agreement (the “Consulting Agreement”) with CRG Partners, Inc. (“CRG”) to provide us with certain services including shareholder information and public relations. The Consulting Agreement is for a term of six (6) months.

In consideration for CRG’s services, we have has issued 100,000 shares of common stock to CRG. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”). CRG has represented to us that it is an “accredited investor” as defined under Rule 501 of Regulation D.

6.

On December 4, 2007, our board of directors approved an offering of up to $250,000 of 8% convertible notes. The convertible notes will be due on December 31, 2009 and will bear interest at 8% per annum payable annually and will be issued in reliance of exemptions from applicable securities laws. There is no assurance that the offering of convertible notes will be completed on the above terms or at all.

PLAN OF OPERATION

We do not currently have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas exploration activities and pay for the ongoing costs of operating our Worldbid Operations is dependent upon our ability to obtain additional financing. The following summarizes our plan of operation for both our oil and gas exploration activities and our Worldbid Operations. In addition to the costs of pursuing our plan of operation, during the next twelve months we expect to spend approximately $340,000 on management fees, an aggregate of $100,000 on legal and accounting expenses, and an additional $60,000 on general administrative expenses.

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

Second Quarter and Six Months Summary

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	October 31,		Increase /	October 31,		Increase /
			(Decrease)			(Decrease)
	2007	2006		2007	2006
Revenue	$54,248	$-	n/a	$113,555	$-	n/a
Operating	(189,226)	(296,927)	(36.3)%	(1,128,742)	(479,855)	135.2%
Expenses
Other Expenses	(94,216)	-	n/a	(98,980)	-	n/a
Net Loss	$(229,894)	$(296,927)	(22.6)%	$(1,114,167)	$(479,855)	132.2%

Revenues

Our revenues are generated solely from our Worldbid Operations. As discussed above, revenues from our Worldbid Operations have been included in the Consolidated Statements of Operations included with this Quarterly Report from February 28, 2007, the effective date of our acquisition of Royalite Corp. Revenues from our Worldbid Operations for the six months ended October 31, 2007 were $113,555. Revenues from our Worldbid Operations for the six months ended October 31, 2006 were $164,594.

Our primary sources of revenues during the six months ended October 31, 2007 were membership subscriptions to our Worldbid websites and fees received from our strategic partnership arrangements. We did not earn any revenue from data mining sources during the period.

Our revenues from our Worldbid Operations for the six months ended October 31, 2007 declined by approximately $26,282 or 18.8% from the six months ended October 31, 2006. Over the last year, we have decreased the amount that we spend on advertising our Worldbid websites and network. This, in turn, has resulted in a decrease in our revenues. We do not intend to significantly increase the amount that we spend on advertising for our Worldbid Operations during the next twelve months. As a result, the decrease in our Worldbid revenues is expected to be permanent.

We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,		Increase /	October 31,		Increase /
			(Decrease)			(Decrease)
	2007	2006		2007	2006

Oil and Gas Exploration	$(12,805)	$44,647	(128.7)%	$586,390	$117,750	398.0%
Expenses

Selling, General and	200,603	251,401	(20.2)%	539,496	361,035	49.4%
Administrative Expenses

Depreciation and	1,428	879	62.5%	2,856	1,070	166.9%
Amortization

Total Expenses	$189,226	$296,927	(36.3)%	$1,128,742	$479,855	135.2%

The additional oil and gas exploration expenses for the six months ended October 31, 2007 relate primarily to the cost of our exploratory drilling operations on the Royalite State 16-1 Well, our first exploratory well.

Selling and administrative expenses related to our operations for the six months ended October 31, 2007 were $539,496, as compared to $361,035 for the six months ended October 31, 2006. This increase in selling, general and administrative expenses were primarily due to (i) additional legal and accounting fees related to the merger with Royalite Corp.; (ii) the increase in officers’ remuneration for the six months ended October 31, 2007 as compared to 2006; and (iii) the rise of the Canadian dollar against the US dollar has increased Worldbid’s day-to-day operating costs.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Six Months ended	Six Months ended
	October 31, 2007	October 31, 2006
Cash Flows used in Operating Activities	$(556,426)	$(487,720)
Cash Flows used in Investing Activities	$(678,116)	$(1,294,319)
Cash Flows from Financing Activities	$15,000	$1,669,131
Net Increase (decrease) in Cash During Period	$(1,219,542)	$(112,908)

Working Capital
			Percentage
			Increase /
	At October 31, 2007	At April 30, 2007	(Decrease)
Current Assets	$146,325	$1,444,685	(89.9)%
Current Liabilities	$(1,096,568)	$(1,290,574)	(15.0)%
Working Capital Surplus (Deficit)	$(950,243)	$(154,111)	516.6%

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

As of October 31, 2007, we had cash on hand of $106,208 and a working capital deficit of $950,243.

During the quarter ended October 31, 2007, we recorded a net loss of $229,894. We do not anticipate earning revenues from our oil and gas activities in the near future and, to date, we have not earned sufficient revenues from our Worldbid Operations to cover the costs of our operations. Accordingly, we will require additional outside financing in order to carryout our intended oil and gas exploration and development activities for the next twelve months and to maintain our Worldbid Operations. We will also require additional financing in order to pay our current liabilities as they come due. If we fail to repay our creditors or fail to make satisfactory arrangements to extend our current liabilities, our business could fail.

Historically, we have been dependent on sales of equity securities, issuances of convertible debt securities, and related party loans as sources of financing. As of October 31, 2007, we owed a total of $21,680 to Logan B. Anderson, currently our Chief Financial Officer, Treasurer and Secretary and a member of our Board of Directors. The amounts owed to Mr. Anderson bear interest at a rate of 10% per annum, are unsecured and due on demand. There are no assurances that we will be able to obtain additional financing from these sources in the future. We do not currently have any underwriting, long-term debt financing or other financing arrangements in place.

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

We have sustained net losses from operations since our inception. We recorded a net loss of $229,894 during the six months ended October 31, 2007 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On September 13, 2007, we were served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,801.86 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. We have filed a defence and are in discussion with DHS to resolve the claim. A court date is scheduled for September 2008 if this matter cannot be resolved prior to that date.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit	Description of Exhibit
Number

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 among the Company, Royalite Acquisition Corp. and Royalite Petroleum Corp.(9)

2.2	Agreement and Plan of Merger entered into on February 28, 2007 between the Company and Royalite Acquisition Corp.(10)

3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)

3.2	By-Laws of the Company.(1)

3.3	Articles of Merger among Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)

3.4	Articles of Merger among Royalite Acquisition Corp. and the Company.(10)

4.1	Specimen Stock Certificate.(1)

Exhibit	Description of Exhibit
Number

10.1	Executive Consultant Agreement dated September 1, 2001 between the Company and Logan Anderson.(2)

10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between the Company and Logan Anderson.(3)

10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between the Company and Logan Anderson.(4)

10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between the Company and Logan Anderson.(5)

10.5	Agreement and Plan of Merger dated August 23, 2006 between the Company and Royalite Petroleum Corp.(6)

10.6	Settlement Agreement dated August 31, 2006 between the Company and Howard Thomson.(7)

10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.(11)

10.8	Consulting Agreement dated August 1, 2007 between the Company and Kapco Consultants Corp.(11)

10.9	Letter Agreement dated October 1, 2007 between Central Utah Lease Acquisition, L.P. and the Company.(12)

10.10	Consulting Agreement dated November 30, 2007 between CRG Partners, Inc. and the Company.(13)

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 12, 2007.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	December 23, 2007	By:	/s/ Michael L. Cass
MICHAEL L. CASS
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 21, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)