Form 10QSB
period 2008-01-31
ROYALITE PETROLEUM CO INC.
filed 2008-03-17
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________to ________

Commission File Number 000-26729

ROYALITE PETROLEUM COMPANY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2580 Anthem Village Drive, Suite 112
Henderson, NV 89052
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,207,270 Shares of Common Stock as of March 10, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2008
(Stated in U.S. Dollars)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2008	2007

ASSETS
Current
Cash and cash equivalents	$45,592	$1,325,750
Prepaid expenses	26,779	110,332
Other assets	10,498	8,603
	82,869	1,444,685

Property And Equipment (Note 5)	12,147	18,430
License Rights (Note 6)	2,649	2,799
Unproven Oil and Gas Properties (Note 7)	2,500,893	2,413,684
Deposits	92,435	59,579

	$2,690,993	$3,939,177

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,212,077	$1,230,009
Loans payable – Related Parties (Note 8)	41,750	21,680
Notes payable (Note 9)	20,000	20,000
Deferred income	16,311	18,885
	1,290,138	1,290,574
STOCKHOLDERS’ EQUITY

Capital Stock (Note 10)
Authorized:
500,000,000 common shares, par value $0.001

100,000,000 preferred shares, par value $0.001

Issued:
37,107,270 common shares (April 30, 2007 –
36,907,270)	37,107	36,907

Additional Paid-In Capital	6,710,323	6,618,523
Warrants	351,100	351,100
Accumulated Deficit During Exploration Stage	(5,689,507)	(4,356,142)
Accumulated Other Comprehensive Loss	(8,168)	(1,785)
	1,400,855	2,648,603

	$2,690,993	$3,939,177

Commitments and Contingencies (Note 11)
Subsequent Event (Note14)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

						PERIOD FROM
						INCEPTION
						DECEMBER 2,
						2005
	THREE MONTH PERIOD ENDED		NINE MONTH PERIOD ENDED			TO
	JANUARY 31		JANUARY 31			JANUARY 31
	2008	2007	2008	2007		2008

Revenues	$54,394	$-	$167,949	$-		$205,143

Operating Expenses
Oil and gas exploration
expenses	(380)	71,684	586,010	189,434		3,091,852
Selling , general and
administrative expenses	266,893	240,263	806,389	601,296		1,923,847
Depreciation and amortization	1,428	893	4,284	1,964		7,547
Loss on disposal of assets	2,149	-	2,149	-		2,149
	270,090	312,840	1,398,832	792,694		5,025,395

Loss from Operations	(215,696)	(312,840)	(1,230,883)	(792,694)		(4,820,252)

Other Expenses
Interest expense	(3,902)	-	(10,482)	-		(13,455)
Fair value of discount on private
placement	-	-	-	-		(763,800)
Oil and gas property write offs	-		(92,000)			(92,000)
	(3,902)	-	(102,482)	-		(869,255)

Net Loss	$(219,598)	$(312,840)	$(1,333,365)	$(792,694)		$(5,689,507)

Basic and Diluted Loss per
Common Share	$(0.01)	$(0.01)	$(0.05)	$(0.03)	$

Weighted Average Number of
Common Shares Outstanding	37,107,270	24,960,667	26,987,705	24,960,667

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					DECEMBER 2,
					2005
	THREE MONTH PERIOD ENDED		NINE MONTH PERIOD ENDED		TO
	JANUARY 31		JANUARY 31		JANUARY 31
	2008	2007	2008	2007	2008

Net Loss	$(219,598)	$(312,840)	$(1,333,365)	$(792,694)	$(5,689,507)

Other Comprehensive Loss
Foreign currency translation
adjustment	1,367	-	(6,383)	-	(8,168)

Comprehensive Loss	$(218,231)	$(312,840)	$(1,339,748)	$(792,694)	$(5,697,675)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				PERIOD FROM
				INCEPTION
				DECEMBER 2,
	NINE MONTH PERIODS ENDED			2005
	JANUARY 31			TO
	2008		2007	JANUARY 31, 2008

Cash Flows From Operating Activities
Net loss	$(1,333,365	) $	(792,694)	$(5,689,507)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	4,284		1,964	7,547
Fair value of discount on private
placement	-		-	763,800
Loss on disposal of property and
equipment	2,149		-	2,149
Write-off of oil and gas property
exploration expenditures	599,195		-	2,849,313
Write off of oil and gas property
acquisition costs	92,000			92,000
Changes in Operating Assets and
Liabilities
Prepaid expenses	83,553		(33,500)	(22,112)
Other assets	(1,895)		-	(8,563)
Deposits	(32,856)		-	(61,789)
Accounts payable and accrued
liabilities	(24,315)		78,881	1,086,480
Deferred income	(2,574)		-	386
Net Cash Used in Operating Activities	(613,824)		(745,349)	(980,296)

Cash Flows From Investing Activities
Cash paid on unproven oil properties	(686,404)		(1,759,121)	(5,350,206)
Cash acquired on reverse merger	-			4,038,375
Acquisition of property and equipment	-		(13,051)	(16,551)
	(686,404)		(1,772,172)	(1,328,382)
Cash Flows From Financing Activities
Payments on notes payable	-		-	(98,294)
Proceeds from Stock issuances	-		-	2,334,200
Proceeds from borrowings- related party	20,070		2,081,706	118,364
	20,070		2,081,706	2,354,270

Net Increase (Decrease) in Cash and
Cash Equivalents	(1,280,158)		(435,815)	45,592

Cash and Cash Equivalents, beginning
of Period	1,325,750		418,337	-

Cash and Cash Equivalents, end of
Period	$45,592 $		(17,478)	$45,592

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2
	NINE MONTH PERIODS ENDED		2005
	JANUARY 31		TO
	2008	2007	JANUARY 31, 2008

Supplementary Cash Flow Information

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$-	$3,905,530
Stock issued for acquisition of Oil and
Gas property	$92,000	$-	$92,000

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

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

Common shares issued
pursuant to merger	10,914,603	10,914	3,894,616	-	-	-	3,905,530
Common shares issued for
cash; Reg. S - Private
Placement at $1.50 per share	1,032,000	1,032	1,195,868	351,100	-	-	1,548,000
Fair value of Discount on
Issuance of 1,032,000 shares
at $1.50 per share	-	-	763,800	-	-	-	763,800
Foreign currency adjustment	-	-	-	-	-	(1,785)	(1,785)
Net Loss	-	-	-	-	(4,160,057)	-	(4,160,057)

Balance April 30, 2007	36,907,270	36,907	6,618,523	351,100	(4,356,142)	(1,785)	2,648,603

Common shares issued for Oil
and Gas property	200,000	200	91,800				92,000
Foreign currency translation
adjustment	-	-	-	-	-	(6,383)	(6,383)
Net Loss	-	-	-	-	(1,333,365)	-	(1,333,365)

Balance January 31, 2008	37,107,270	$37,107	$6,710,323	$351,100	$(5,689,507)	$(8,168)	$1,400,855

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal period ended April 30, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal year ended April 30, 2007, has been omitted. The results of operations for the nine month period ended January 31, 2008 are not necessarily indicative of results for the entire year ending April 30, 2008.

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

The Company has acquired interests in properties through leases on which it will drill oil or gas wells in efforts to discover and/or to produce oil and gas. The Company has a 100% working interest and a net revenue factor of 87.5% in the properties leased to date. At January 31, 2008, the Company owned interests in oil and gas properties located within the State of Utah.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
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

JANUARY 31, 2008
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

As of January 31, 2008, the Company incurred cumulative net losses of approximately $5,689,507 from operations and has a negative working capital of $1,207,269. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

JANUARY 31, 2008
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

JANUARY 31, 2008
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

JANUARY 31, 2008
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

JANUARY 31, 2008
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

JANUARY 31, 2008
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

JANUARY 31, 2008
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

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	r)	New Accounting Pronouncements (Continued)

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03"). EITF 07-03 provides guidance on whether non- refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect adoption of this standard to have a significant impact on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

4.	ACQUISITION

On February 28, 2007, the Company acquired 100 percent of the outstanding common stock of Worldbid Corporation by way of a “triangular merger” accounted for as a capital transaction.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	ACQUISITION (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition, February 28, 2007:

Cash and cash equivalents	$4,038,375
Receivables	6,602
Deposits	30,646
Equipment	4,941
Total assets acquired	4,080,564

Accounts payable and accrued
liabilities	117,429
Due to related parties	21,680
Deferred income	15,925
Notes payable	20,000
Total liabilities assumed	175,034

Net Assets Acquired	$3,905,530

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	JANUARY 31	APRIL 30
	2008	2007

Computer equipment and software	$4,927	$8,427
Support equipment	13,052	13,052
Less: Accumulated depreciation	(5,832)	(3,049)
	$12,147	$18,430

6.	LICENSE RIGHTS

License rights consist of the following:

	JANUARY 31	APRIL 30
	2008	2007

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(351)	(201)
	$2,649	$2,799

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

	JANUARY 31	APRIL 30
	2008	2007

Acquisition costs	$2,545,181	$2,413,684
Less: Write off of abandoned property	(92,000)	-
	2,453,181	2,413,684

Exploration costs	2,897,025	2,250,118
Less: Write off of cost on abandoned well	(2,849,313)	(2,250,118)
	47,712	-

	$2,500,893	$2,413,684

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

JANUARY 31, 2008
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

On October 1, 2007, Royal Petroleum Company Inc. (the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with Central Utah Lease Acquisition, L.P., a Utah Limited Partnership (“CULA”), whereby CULA granted the Company an option to purchase 62.5% of CULA’s interest in an oil and gas project known as the Keystone Project

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

In the event that CWEI is unwilling or unable to enter into the operating agreement on or before the Keystone Closing Date and both the Company and CULA are prepared to close the transaction, then the parties agree that the terms of the Letter Agreement shall be extended until CWEI’s signature has obtained

The Company failed to meet the conditions for closing, and accordingly the fair value of the 200,000 common shares issued of $92,000 has been written off in the period. The Company has decided to no longer pursue this property.

On January 1, 2008, the Company renewed oil and gas leases with the BLM representing a 100% working interest in 4 parcels totaling 3,379 acres situated in Piute County, Utah. The Company paid the BLM a total of $5,070 for the annual lease costs

From May 1, 2007 to January 31, 2008, the Company capitalized $47,712 in engineering costs related to regulatory reporting and filing, and the mapping, surveying, permitting and site release of future planned well drilling locations.

8.	LOANS PAYABLE – RELATED PARTIES

Loans payable comprise the following:

	JANUARY 31	APRIL 30
	2008	2007

Amount due to a director, is unsecured, payable
on demand and bears interest at 10% per
annum.	$21,680	$21,680
Amount due to significant shareholder,
unsecured, payable on demand and non
interest bearing	20,070	-

	$41,750	$21,680

9.	NOTES PAYABLE

Notes payable of $20,000 (April 30, 2007 - $20,000) are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Royalite Petroleum Company Inc. and by a subordination of intercompany debt between Royalite Petroleum Company Inc and Worldbid International Inc.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

10	STOCKHOLDERS’ EQUITY

	a)	Common and Preferred Stock:

As of January 31, 2008, there were 37,107,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consists of the following:

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

10	STOCKHOLDERS’ EQUITY (Continued)

	b)	Share Purchase Warrants

As at January 31, 2008, share purchase warrants are outstanding for the purchase of commons shares as follows:

	EXERCISE
NUMBER	PRICE
OF	PER	EXPIRY
SHARES	SHARE	DATE

715,017	$1.75	February 15, 2008
516,000	1.75	March 23, 2008

Warrants to purchase 1,740,081 common shares at $0.85 expired during the nine month period ended January 31, 2008.

11.	COMMITMENTS AND CONTINGENCIES

	a)	Commitments

The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities are as follows:

12 Months ended January 31, 2009	$7,200

b)	Contingencies

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

On September 13, 2007, the Company was served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,802 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. As at January 31, 2008, the Company had provided for costs of $555,802 in relation to this claim. The Company has not yet had an opportunity to assess the merits of DHS’ action and are in the process of consulting with legal counsel.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

12.	RELATED PARTY TRANSACTIONS

a)

Included in accounts payable is 104,262 (April 30, 2007 - $5,836) due to a directors or Companies controlled by directors of the Company. The amount is unsecured and without specified terms of repayment.

	b)	During the nine month periods ended January 31, 2008 and 2007, the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

	JANUARY 31
	2008	2007
Income Statement Items

Consulting fees	$115,200	90,000
Interest expense	1,626	-
Management fees	90,000	-

	$206,826	$90,000

13.	SEGMENTED INFORMATION

The Company currently operates in two geographic and business segments as follows:

	a)	the oil and gas industry (USA) and;
	b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the nine month periods at January 31, 2008 and 2007:

January 31, 2008	USA	Canada	Total

Assets	$2,619,905	$71,088	$2,690,993
Liabilities	$1,008,099	$282,039	$1,290,138
Loss for the period	$1,061,997	$271,368	$1,333,365

January 31, 2007	USA	Canada	Total

Assets	$2,102,205	$-	$2,102,205
Liabilities	$2,301,784	$-	$2,301,784
Loss for the period	$792,694	$-	$792,694

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENT

Subsequent to January 31, 2008, share purchase warrants to purchase 715,017 common shares at $1.75 expired, unexercised.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RECENT DEVELOPMENTS

The following significant corporate developments have occurred since the completion of our fiscal quarter ended October 31, 2007:

1.

On November 30, 2007, we entered into a Consulting Agreement (the “Consulting Agreement”) with CRG Partners, Inc. (“CRG”) to provide us with certain services including shareholder information and public relations. The Consulting Agreement is for a term of six (6) months.

In consideration for CRG’s services, we issued 100,000 shares of common stock to CRG. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933

(the “Securities Act”). CRG has represented to us that it is an “accredited investor” as defined under Rule 501 of Regulation D.

2.

On December 4, 2007, our board of directors approved an offering of up to $250,000 of 8% convertible notes. The convertible notes will be due on December 31, 2009 and will bear interest at 8% per annum payable annually and will be issued in reliance of exemptions from applicable securities laws. The notes are convertible at the option of the noteholder into shares of our common stock at a price equal to the lesser of $0.40 or 75% of the average trading price of our common stock for the 10 days preceding the date of conversion. There is no assurance that the offering of convertible notes will be completed on the above terms or at all.

3.	Effective February 18, 2008, Michael Cass, our Chief Executive Officer, President and a member of our board of directors, resigned as our Chief Executive Officer, President and as a Director.

We believe that Mr. Cass’s resignation was a result of an ongoing conflict between him and the other directors of Royalite. In particular, Mr. Cass did not have the confidence of the Board of Directors with the result that the Board of Directors refused to enter into transactions proposed by Mr. Cass. In addition, the Board of Directors refused to permit Mr. Cass to pay his management company and an investor relations consultant in priority to other creditors of Royalite. In addition, Mr. Cass disagreed with the course of negotiations with a potential financier. Mr. Cass also cited the other directors’ lack of experience in the oil and gas industry which, in his view, contributed to their disagreement on his proposals. The complete text of Mr. Cass’s letter of resignation is attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2008.

Effective February 18, 2008, our Board of Directors accepted Mr. Cass’s resignation from all positions and appointed Mr. Logan Anderson, as interim President and Chief Executive Officer.

PLAN OF OPERATION

We do not currently have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas exploration activities and pay for the ongoing costs of operating our Worldbid Operations is dependent upon our ability to obtain additional financing. The following summarizes our plan of operation for both our oil and gas exploration activities and our Worldbid Operations. In addition to the costs of pursuing our plan of operation, during the next twelve months we expect to spend approximately $220,000 on management fees, an aggregate of $100,000 on legal and accounting expenses, and an additional $60,000 on general administrative expenses.

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

Worldbid Operations

Until we obtain sufficient financing to meet our anticipated costs associated with our oil and gas exploration and development operations, we have decided to refocus our business on our Worldbid Operations. During the next twelve months, our plan of operation for our Worldbid Operations will involve the following:

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

Third Quarter and Nine Months Summary

	Third Quarter Ended			Nine Months Ended
	January 31,		Percentage	January 31,		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$54,394	$-	n/a	$167,949	$-	n/a
Operating	(270,090)	(312,840)	(13.7)%	(1,398,832)	(792,694)	76.5%
Expenses
Other Expenses	(3,902)	-	n/a	(102,482)	-	n/a
Net Loss	$(219,598)	$(312,840)	(29.8)%	$(1,333,365)	$(792,694)	68.2%

Revenues

Our revenues are generated solely from our Worldbid Operations. As discussed above, revenues from our Worldbid Operations have been included in the Consolidated Statements of Operations included with this Quarterly Report from February 28, 2007, the effective date of our acquisition of Royalite Corp. Revenues from our Worldbid Operations for the nine months ended January 31, 2008 were $167,949. Revenues from our Worldbid Operations for the nine months ended January 31, 2007 were $202,958.

Our primary sources of revenues during the nine months ended January 31, 2008 were membership subscriptions to our Worldbid websites and fees received from our strategic partnership arrangements. We did not earn any revenue from data mining sources during the period.

Our revenues from our Worldbid Operations for the nine months ended January 31, 2008 declined by approximately $35,009 or 17.2% from the nine months ended January 31, 2007. Over the last year, we have decreased the amount that we spend on advertising our Worldbid websites and network. This, in turn, has resulted in a decrease in our revenues. We do not intend to significantly increase the amount that we spend on advertising for our Worldbid Operations during the next twelve months. As a result, the decrease in our Worldbid revenues is expected to be permanent.

We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Operating Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
			(Decrease)			(Decrease)
	2008	2007		2008	2007

Oil and Gas Exploration	$(380)	$71,684	(100.5)%	$586,010	$189,434	209.3%
Expenses

Selling, General and	266,893	240,263	11.1%	806,389	601,296	34.1%
Administrative Expenses

Depreciation and	1,428	893	59.9%	4,284	1,964	118.1%
Amortization

Loss on Disposal of	2,149	-	n/a	2,149	-	n/a
Assets

Total Expenses	$270,090	$312,840	(13.7)%	$1,398,832	$792,694	76.5%

The decrease of our oil and gas exploration expenses for the third quarter ended January 31, 2008 is due to the fact that we suspended our oil and gas exploration and development activities.

Selling and administrative expenses for the quarter ended January 31, 2008 primarily relate to Worldbid’s day-to-day operating costs; remuneration paid to our officers and directors; and accounting and legal fees in connection with our ongoing filing requirements under the Exchange Act.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Nine Months ended	Nine Months ended
	January 31, 2008	January 31, 2007
Cash Flows used in Operating Activities	$(613,824)	$(745,349)
Cash Flows used in Investing Activities	(686,404)	(1,772,172)
Cash Flows from Financing Activities	20,070	2,081,706
Net Increase (decrease) in Cash During Period	$(1,280,158)	$(435,815)

Working Capital
			Percentage
			Increase /
	At January 31, 2008	At April 30, 2007	(Decrease)
Current Assets	$82,869	$1,444,685	(94.3)%
Current Liabilities	$(1,290,138)	$(1,290,574)	0.0%
Working Capital Surplus (Deficit)	$(1,207,269)	$154,111	883.4%

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

As of January 31, 2008, we had cash on hand of $45,592 and a working capital deficit of $1,207,269.

During the quarter ended January 31, 2008, we recorded a net loss of $219,598. We do not anticipate earning revenues from our oil and gas activities in the near future and, to date, we have not earned sufficient revenues from our Worldbid Operations to cover the costs of our operations. Accordingly, we will require additional outside financing in order to carryout our intended oil and gas exploration and development activities for the next twelve months and to maintain our Worldbid Operations. We will also require additional financing in order to pay our current liabilities as they come due. If we fail to repay our creditors or fail to make satisfactory arrangements to extend our current liabilities, our business could fail.

We are presently pursuing additional financing. On December 4, 2007, our board of directors approved an offering of up to $250,000 of 8% convertible notes. The convertible notes will be due on December 31, 2009 and will bear interest at 8% per annum payable annually and will be issued in reliance of exemptions from applicable securities laws. The notes are convertible at the option of the noteholder into shares of our common stock at a price equal to the lesser of $0.40 or 75% of the average trading price of our common stock for the 10 trading days immediately preceding the conversion. There is no assurance that the offering of convertible notes will be completed on the above terms or at all

Historically, we have been dependent on sales of equity securities, issuances of convertible debt securities, and related party loans as sources of financing. As of January 31, 2008, we owed a total of $21,680 to Logan B. Anderson, currently our Chief Financial Officer, Treasurer and Secretary and a member of our Board of Directors. The amounts owed to Mr. Anderson bear interest at a rate of 10% per annum, are unsecured and due on demand. There are no assurances that we will be able to obtain additional financing from these sources in the future. We do not currently have any underwriting, long-term debt financing or other financing arrangements in place.

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

We have sustained net losses from operations since our inception. We recorded a net loss of $219,598 during the nine months ended January 31, 2008 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of our President, Chief Executive Officer and Chief Financial Officer, Logan Anderson. The loss of the services of Mr. Anderson and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

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

Complying with environmental and other government regulations could be costly and could negatively impact prospective production.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as disclosed in our previous Quarterly Report for the period ended October 31, 2007, we are not party to any legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 100,000 shares of our common stock to CRG Partners, Inc (“CRG”) in consideration of CRG providing us with certain services including shareholder information and public relations. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”). CRG has represented to us that it is an “accredited investor” as defined under Rule 501 of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 among the Company, Royalite Acquisition Corp. and Royalite Petroleum Corp.(9)
2.2	Agreement and Plan of Merger entered into on February 28, 2007 between the Company and Royalite Acquisition Corp.(10)
3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)
3.2	By-Laws of the Company.(1)
3.3	Articles of Merger among Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)
3.4	Articles of Merger among Royalite Acquisition Corp. and the Company.(10)
4.1	Specimen Stock Certificate.(1)

Exhibit
Number	Description of Exhibit
10.1	Executive Consultant Agreement dated September 1, 2001 between the Company and Logan Anderson.(2)
10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between the Company and Logan Anderson.(3)
10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between the Company and Logan Anderson.(4)
10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between the Company and Logan Anderson.(5)
10.5	Agreement and Plan of Merger dated August 23, 2006 between the Company and Royalite Petroleum Corp.(6)
10.6	Settlement Agreement dated August 31, 2006 between the Company and Howard Thomson.(7)
10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.(11)
10.8	Consulting Agreement dated August 1, 2007 between the Company and Kapco Consultants Corp.(11)
10.9	Letter Agreement dated October 1, 2007 between Central Utah Lease Acquisition, L.P. and the Company.(12)
10.10	Consulting Agreement dated November 30, 2007 between CRG Partners, Inc. and the Company.(13)
14.1	Code of Ethics.(4)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our registration statement on Form10-SB12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 12, 2007.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	March 14, 2008	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer and
Principal Accounting Officer)