Form 10-K
period 2008-04-30
ROYALITE PETROLEUM CO INC.
filed 2008-08-13
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-26729

ROYALITE PETROLEUM COMPANY INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0427619
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1200 Nueces Street
Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(512) 478-8900

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,759,019 based on a price of $0.625, being the average of the closing bid and ask price for the Registrant’s common stock as quoted on the OTC Bulletin Board on October 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 6, 2008, the Registrant had 96,864,054 shares of common stock outstanding.

ROYALITE PETROLEUM COMPANY INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Royalite,” and the “Company” mean Royalite Petroleum Company Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.               BUSINESS.

Overview

We were incorporated under the laws of the State of Nevada on August 10, 1998.

We are engaged in the business of the acquisition and exploration of oil and gas properties and prospects. Until recently, we were also engaged in the operation of an international business-to-business and government-to-business facilitation service, which combined proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade (the “Worldbid Operations”). Currently, we hold interests in certain oil and gas properties and prospects that we call the Airport Leases, the Louisiana Leases and the Central Utah Hingeline Project, the details of which are set out below under the heading “Oil and Gas Exploration Activities”.

Recent Corporate Developments

The following corporate developments occurred since our third fiscal quarter ended January 31, 2008:

1.

Effective February 18, 2008, Michael Cass resigned as our Chief Executive Officer, President and as a Director. We believe that Mr. Cass’s resignation was a result of an ongoing conflict between him and the other directors of Royalite. In particular, Mr. Cass did not have the confidence of the Board of Directors with the result that the Board of Directors refused to enter into transactions proposed by Mr. Cass. In addition, the Board of Directors refused to permit Mr. Cass to pay his management company and an investor relations consultant in priority to other creditors of Royalite. In addition, Mr. Cass disagreed with the course of negotiations with a potential financier. Mr. Cass also cited the other directors’ lack of experience in the oil and gas industry which, in his view, contributed to their disagreement on his proposals. The complete text of Mr. Cass’s letter of resignation is attached as an exhibit to our Current Report on Form 8-K filed on February 20, 2008.

Effective February 18, 2008, our Board of Directors accepted Mr. Cass’s resignation from all positions and appointed Mr. Logan B. Anderson, as interim President and Chief Executive Officer.

2.

Effective March 31, 2008, we appointed Norris R. Harris as our Chief Executive Officer, Chairman and a member of our Board of Directors. Mr. Harris has considerable experience over the past 50 years in oil and gas exploration, founding and restructuring of oil and gas companies and in oil and gas drilling and operations.

3.

On April 2, 2008, we entered into a management agreement with Mr. Harris. Pursuant to the terms of the management agreement, Mr. Harris is to be paid a management fee of $10,000 per month based on Mr. Harris committing 90 hours per month on our business development in consideration for acting as our Chairman and Chief Executive Officer and providing management services to us. The term of the management agreement is for a period of two years expiring at the close of business on March 31, 2010, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

4.	On April 2, 2008, we acquired a 70% net revenue interest in the Airport Leases. See “Oil and Gas Exploration Activities” below.

5.

On April 2, 2008, we issued 50,000,000 shares of our common stock pursuant to May Petroleum Inc. (‘May’) in connection with our acquisition of the Airport Leases. As a result of the issuance of the shares, May now holds approximately 51.6% of our issued and outstanding common stock, resulting in a change in control.

6.

On April 11, 2008, we appointed D. James Fajack as our Chief Financial Officer and a member of our Board of Directors. Logan B. Anderson resigned as the Company’s Chief Financial Officer to allow for the appointment of Mr. Fajack in that capacity. Mr. Anderson continues to act as a member of our Board of Directors and as our President, Secretary and Treasurer. There was no disagreement between Mr. Anderson and us regarding any matter relating to our operations, policies or practices.

7.	On July 7, 2008, we completed the disposition of Worldbid International Inc., our former internet business. See “Worldbid Operations” below.

8.

On August 6, 2008, we completed a private placement of 8,660,000 shares of our common stock at a price of $0.25 per share for gross proceeds of $2,165,000 (the “Private Placement”). We previously announced the Private Placement for the sale of up to 8,000,000 shares of our common stock. As the Private Placement was oversubscribed, our Board of Directors approved an increase in the Private Placement of up to 8,660,000 shares of our common stock. The proceeds of the Private Placement will be used to fund our business and for working capital purposes. The offering was made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

9.

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share for aggregate gross proceeds of $5,000,000 (the “Private Placement Offering”). The proceeds of the Private Placement Offering will be used to fund our business and for working capital purposes. The Private Placement Offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering will be completed on the above terms or at all.

OIL AND GAS EXPLORATION ACTIVITIES

We currently hold interests in three oil and gas projects that we call the “Airport Leases”, the “Louisiana Leases” and the “Central Hingeline Project”. We do not currently own any productive wells or developed acreage and we have not yet discovered any proven oil or gas reserves on any of our properties.

Airport Leases

On April 2, 2008, we entered into an agreement with May Petroleum, Inc. (“May”), a Texas company controlled by our Norris R. Harris, our Chief Executive Officer, Chairman and Director, to acquire May’s interest in an oil and gas prospect (the “Prospect”) in Matagorda County, Texas, including obtaining an assignment of a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to acquire a 70% net revenue interest in a lease covering approximately 1,500 acres (the “Airport Lease”) and obtaining and reviewing significant geophysical, geological, title and engineering data (the “Data”) on the Airport Lease and an area of mutual interest (the “Area of Mutual Interest”) covering 30 square miles surrounding the Airport Lease.

Under the terms of the Agreement, May transferred and assigned to us all its right, title and interest in the Prospect, the Purchase and Sale Agreement and the Data in consideration of the following:

(a)	the issuance to May of 50,000,000 shares (the “Shares”) of our common stock within five (5) business days of the date of the Agreement (which shares have been issued); and

(b)	the reimbursement to May within thirty (30) days of the date of the Agreement of the $100,000 deposit paid by May under the Purchase and Sale Agreement (which amount has been paid).

The Agreement also contemplates that any other property interest acquired in the Area of Mutual Interest shall become part of the Prospect and subject to the Agreement.

We will be responsible for making all payments and completing all acts required under the Purchase and Sale Agreement or any other agreements in respect of properties comprising the Prospect. Under the terms of the Purchase and Sale Agreement, we are required to pay an additional $900,000 as follows:

(i)	$400,000 on April 21, 2008, which amount has been paid; and
(ii)	$500,000 on July 13, 2008, which amount has been paid.

Under the terms of the Airport Lease, we will be required to commence operations to drill on or before August 1, 2008. In addition, we will be obligated to pay an operation bonus payment of $150,000 to the landowner, which amount has been paid. On August 1, 2008, we commenced our operations to drill on the Airport Lease.

Louisiana Leases

We acquired a 27.5% working interest (19.8% net revenue interest) in oil and gas leases totaling 698.62 acres in the Westlake Boudreaux Field located in Terrebonne Parish, Louisiana shallow state waters. The first well is expected to be drilled during the last quarter of 2008. The well will be drilled to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field.

Central Utah Hingeline Project

We have leased 67,025 net acres covering 69,759 gross acres along the four main Hingeline faults located within a five county area of Southern Utah. Our exploration and development program on this property has been suspended pending our ability to obtain additional financing. We will be focusing our resources on the development of the Airport Leases and the Louisiana Leases.

Undeveloped Acreage

The following table summarizes undeveloped acreage held by us by project name:

	Gross Acres(1)	Net Acres(2)
Airport Leases	2,763.92	2,763.92
Louisiana Leases	698.62	192.12
Utah Hingeline Trend	69,759	67,025

(1)	“Gross” acres are calculated as the total number of acres in which we own a working interest.
(2)	“Net” acres are calculated as gross acres multiplied by our fractional working interest in the property.

“Undeveloped” acres are properties on which wells have not been developed or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether or not such acreage contains proved reserves.

Drilling Activities

Our drilling program has not yet been initiated and we have drilled no exploratory or development wells. We are expecting to commence our drilling program in the third quarter of 2008.

Present Activities

As of the date hereof, we do not have any wells in the process of drilling or any other field operations in progress of material significance.

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

WORLDBID OPERATIONS

On July 7, 2008, we completed the disposition of our Worldbid Operations. The disposition was completed pursuant to the terms and conditions of the Share Purchase Agreement dated June 5, 2008 (the “Share Purchase Agreement”) among the Company, Marktech Acquisition Corp. (“Marktech”) and Worldbid International Inc. (“Worldbid”). Under the terms of the Share Purchase Agreement, we sold all of the shares of Worldbid and all Worldbid related business assets to Marktech in consideration of $50,000 and the assumption of approximately $93,000 in liabilities. The cash portion of the purchase price consisted of $25,000 in cash and a non-interest bearing promissory note in the amount of $25,000 in favor of the Company due on August 6, 2008. As additional consideration, we assigned to Marktech its right and interest in the intercompany loan between the Company and Worldbid. In addition, Marktech will indemnify us from any liabilities or damages arising out of the liabilities of Worldbid and the liabilities assumed by Marktech. We disposed of the subsidiary in order to concentrate its efforts on its core oil and gas business

EMPLOYEES

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

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Risks Relating to the Company

If we do not obtain additional financing, our business will fail.

Our current revenues are not sufficient to pay for our anticipated operating expenses. In addition, our cash reserves are minimal and we have a substantial working capital deficit. Accordingly, we will require additional financing in order to complete our plan of operation for our oil and gas activities and satisfy our existing creditors. In addition, we may not be able to make the required rental payments on our existing oil and gas leases when they become due. If we fail to make the required rental payments when they are due, we may lose our rights under those leases.

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

We have sustained net losses from operations since our inception. We recorded a net loss of $1,553,516 during the year ended April 30, 2008 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of our executive officers, Norris R. Harris, Logan B. Anderson and D. James Fajack. The loss of the services of our executive officers could have an adverse effect on our business, financial condition and results of operations.

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

We may conduct future offerings of our equity securities in the future, in which case investors shareholdings will be diluted.

Since our inception, we have been reliant upon sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, shareholders’ percentage interest in us will be diluted.

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

As of the date of filing of this Annual Report, we had a substantial working capital deficit and there are no assurances that we will be able to meet the rental obligations under our federal and state oil and gas leases. If we are unable to make our rental payments and satisfy any other conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

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

ITEM 2.               PROPERTIES.

Our corporate headquarters are located at 1200 Nueces Street, Austin, TX 78701, where our principal executive functions are carried out. The space consists of approximately 3,000 square feet at a cost of $2,750 per month.

In addition to our office headquarters, we own an interest in a number of oil and gas leases in Texas, Louisiana and South-Central Utah. A description of these oil and gas leases is provided above under “Oil and Gas Exploration Activities.”

ITEM 3.               LEGAL PROCEEDINGS.

On September 13, 2007, we were served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,801.86 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. We are defending the action and, at the same time, seeking to negotiate a settlement to the claim.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended April 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The principal market for our shares is currently the OTC Bulletin Board. For the period from July 13, 2000 to September 19, 2005, our shares were traded on the OTCBB under the symbol WBID. Effective on September 19, 2005, following our one-for-twenty-five (1:25) reverse stock split, our symbol was changed to “WBDC”. Effective on March 5, 2007, following our name change to Royalite Petroleum Company Inc., our symbol changed to “RYPE”.

The high and the low prices for our shares for each quarter of our last two fiscal years of actual trading were:

Fiscal Quarter Ended	High	Low
April 30, 2008	$0.50	$0.135
January 31, 2008	$0.62	$0.12
October 31, 2007	$1.10	$0.35
July 31, 2007	$2.05	$0.75
April 30, 2007	$4.45	$1.53
January 31, 2007	$3.90	$2.235
October 31, 2006	$3.35	$1.53
July 31, 2006	$1.90	$0.30

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. As of August 6, 2008, there were 170 registered holders of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2008 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our plan of operation over the next twelve months is to continue with the exploration and development of our oil and gas operations. We have suspended our exploration program on the Central Utah Hingeline Project in order to focus our resources on the exploration and development of the Airport Leases and Louisiana Leases.

Airport Leases

We commenced the preliminary work to our drilling operations on the Airport Leases on August 1, 2008. Subject to our ability to obtain sufficient financing, we anticipate that we will commence drilling on the Airport Leases in the third quarter of 2008. Our drilling program on the Airport Leases is expected to cost between $100,000 to $16,000,000 and will be dependent upon our ability to obtain substantial financing.

Louisiana Leases

Our plan of operation for our Louisiana Leases is to commence drilling in the last quarter of 2008. The well will be drilled to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field. The well is projected to cost $6,453,300 to drill and complete with our portion estimated at $1,774,657.

We do not currently have, and are not expected to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas operations will be dependent upon our ability to obtain additional financing.

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

Summary of Year End Results

	Year Ended April 30,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(1,420,687)	(3,385,677)	(58.0)%
Other Items	(132,829)	(766,773)	(82.7)%
Net Loss	$(1,553,516)	$(4,160,057)	(62.7)%

Revenues

We have not earned any revenues from our oil and gas activities to date. We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Expenses

The major components of our expenses for the year are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2008	April 30, 2007	(Decrease)
Oil and Gas Exploration Expenses	$586,010	$2,471,752	(76.3)%
Selling, General and Administrative	820,696	910,967	(9.9)%
Expenses
Depreciation and amortization	3,980	2,958	34.6%
Loss on Disposal of Assets	10,001	-	n/a
Total Expenses	$1,420,687	$3,385,677	(58.0)%

The decrease of our oil and gas exploration expenses for the year ended April 30, 2008 is due to the fact that we suspended our oil and gas exploration and development activities on our Central Utah Hingeline Project..

Selling and administrative expenses for the year ended April 30, 2008 primarily relate to remuneration paid to our officers and directors; and accounting and legal fees in connection with our ongoing filing requirements under the Exchange Act.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities on our Airport Leases and Louisiana Leases.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2008	2007
Net Cash used in Operating Activities	$(1,211,291)	$(206,641)
Net Cash used in Investing Activities	(446,729)	(349,968)
Net Cash from Financing Activities	390,055	1,449,706
Net Increase (Decrease) in Cash During Period	$(1,267,965)	$893,097

Working Capital
			Percentage
	At April 30, 2008	At April 30, 2007	Increase / (Decrease)
Current Assets	$109,307	$1,480,413	(92.6)%
Current Liabilities	(1,794,750)	(1,290,574)	39.1%
Working Capital Surplus (Deficit)	$(1,685,443)	$189,839	(987.8)%

As of April 30, 2008, we had cash on hand of $43,469 and a working capital deficit of $1685,443. The decrease in our working capital during our year ended April 30, 2008 from the comparable period ended April 30, 2007 is primarily attributable to: (i) from the fact that we had no revenue from our oil and gas activities during the year ended April 30, 2008; and (ii) our sole source of financing was in the form of short term loans.

During the year ended April 30, 2008, we received loans totaling $25,070 from an executive officer and director. The loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

Subsequent to our year ended April 30, 2008, we completed the sale of 8,660,000 shares of our common stock for total gross proceeds of $2,165,000. The proceeds of the Private Placement will be used to fund our business and for working capital purposes.

Future Financings

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share for aggregate gross proceeds of $5,000,000 (the “Private Placement Offering”). The proceeds of the Private Placement Offering will be used to fund our business and for working capital purposes. The Private Placement Offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering will be completed on the above terms or at all.

Historically, we have been dependent on sales of equity securities, issuances of convertible debt securities, and related party loans as sources of financing. There are no assurances that we will be able to obtain additional financing from these sources in the future. We do not currently have any underwriting, long-term debt financing or other financing arrangements in place.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended April 30, 2008 and 2007, including:

	a.	Consolidated Balance Sheets at April 30, 2008 and April 30, 2007;

	b.	Consolidated Statements of Operations for the period from December 2, 2005 (date of Inception) to April 30, 2008, for the year ended April 30, 2008 and for the year ended April 30, 2007;

	c.	Consolidated Statements of Comprehensive Loss for the period from December 2, 2005 (date of Inception) to April 30, 2008, for the year ended April 30, 2008 and for the year ended April 30, 2007;

	d.	Consolidated Statements of Cash Flows for the period from December 2, 2005 (date of Inception) to April 30, 2008, for the year ended April 30, 2008 and for the year ended April 30, 2007;

	e.	Consolidated Statement of Stockholders’ Equity for the period from December 2, 2005 (date of inception) to April 30, 2008; and

	f.	Notes to the Consolidated Financial Statements.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2008
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royalite Petroleum Company, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Royalite Petroleum Company, Inc., an exploration stage company, as of April 30, 2008 and April 30, 2007, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for the years then ended, and for the period December 2, 2005 (date of inception) to April 30, 2008. These financial statements are the responsibility of Royalite Petroleum Company, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royalite Petroleum Company, Inc., an exploration stage company, as of April 30, 2008 and April 30, 2007, and the results of its operations and cash flows for the years then ended, and for the period December 2, 2005 (date of inception) to April 30, 2008, in conformity with accounting principles generally accepted in The United States of America.

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

/s/ Sarna & Company

Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 11, 2008

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2008	2007

ASSETS
Current
Cash and cash equivalents	$43,469	$1,311,434
Prepaid expenses	23,959	110,332
Other assets	-	1,079
Assets held for discontinued operations (Note 4)	41,879	57,568
	109,307	1,480,413

Property And Equipment (Note 5)	-	13,781
License Rights (Note 6)	2,599	2,799
Deposit on Unproven Oil and Gas Property – Related
Party (Note 7)	12,700,000	-
Unproven Oil and Gas Properties (Note 8)	2,520,413	2,413,684
Deposits	60,000	28,500

	$15,392,319	$3,939,177

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,280,122	$1,160,990
Loans payable – Related Parties (Note 9)	46,750	21,680
Share subscriptions received (Note 10)	364,985	-
Notes payable (Note 11)	20,000	20,000
Liabilities held for discontinued operations (Note 4)	82,893	87,904
	1,794,750	1,290,574
STOCKHOLDERS’ EQUITY

Capital Stock (Note 11)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001

Issued:
88,107,270 common shares (April 30, 2007 –
36,907,270)	88,207	36,907

Additional Paid-In Capital	19,076,223	6,618,523
Warrants	351,100	351,100
Accumulated Deficit During Exploration Stage	(5,909,658)	(4,356,142)
Accumulated Other Comprehensive Loss	(8,303)	(1,785)
	13,597,569	2,648,603

	$15,392,319	$3,939,177

Commitments and Contingencies (Note 13)
Subsequent Event (Note16)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				PERIOD
				FROM
				INCEPTION
				DECEMBER 2,
				2005
	YEARS ENDED			TO
	APRIL 30			APRIL 30
	2008	2007		2008

Revenues	$-	$-		$-

Operating Expenses
Oil and gas exploration expenses	586,010	2,471,752		3,091,852
Selling , general and administrative expenses	820,696	910,967		1,893,645
Depreciation and amortization	3,980	2,958		6,951
Loss on disposal of assets	10,001	-		10,001
	1,420,687	3,385,677		5,002,449

Loss from Operations	(1,420,687)	(3,385,677)		(5,002,449)

Other Expenses
Interest expense	(3,301)	(861)		(4,162)
Fair value of discount on private placement	-	(763,800)		(763,800)
Oil and gas property write offs	(92,000)	-		(92,000)
Loss on discontinued operations	(37,528)	(9,719)		(47,247)
	(132,829)	(766,773)		(907,209)

Net Loss	$(1,553,516)	$(4,160,057)		$(5,909,658)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.15)	$

Weighted Average Number of Common Shares
Outstanding	40,960,275	26,957,223

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			DECEMBER 2,
			2005
	YEARS ENDED		TO
	APRIL 30		APRIL 30
	2008	2007	2008

Net Loss	$(1,553,516)	$(4,160,057)	$(5,909,658)

Other Comprehensive Loss
Foreign currency translation adjustment	(6,518)	(1,785)	(8,303)

Comprehensive Loss	$(1,560,034)	$(4,161,842)	$(5,917,961)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

				PERIOD FROM
				INCEPTION
				DECEMBER 2,
	YEARS ENDED			2005
	APRIL 30			TO
	2008		2007	APRIL 30, 2008

Cash Flows From Operating Activities
Net loss	$(1,553,516	) $	(4,160,057)	$(5,909,658)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	3,980		2,958	6,951
Fair value of discount on private placement	-		763,800	763,800
Fair value of stock issued pursuant to
investor relations contracts	47,500		-	47,500
Loss on disposal of property and
equipment	10,001		-	10,001
Write-off of oil and gas property exploration
expenditures	-		2,250,118	2,250,118
Write off of oil and gas property acquisition
costs	92,000		-	92,000
Changes in Operating Assets and Liabilities
Prepaid expenses	95,873		(110,332)	(14,459)
Other assets	1,079		(1,079)	-
Deposits	(31,500)		(25,000)	(60,000)
Assets held for discontinued operations	15,689		(15,379)	310
Accounts payable and accrued liabilities	119,132		1,081,620	1,226,177
Liabilities held for discontinued operations	(11,529)		6,710	(4,819)
Net Cash Used in Operating Activities	(1,211,291)		(206,641)	(1,592,079)

Cash Flows From Investing Activities
Cash paid on deposit for unproven oil
property – related party	(340,000)		-	(340,000)
Cash paid on unproven oil properties	(106,729)		(4,375,292)	(4,770,531)
Cash acquired on reverse merger	-		4,038,375	4,038,375
Acquisition of property and equipment	-		(13,051)	(16,551)
	(446,729)		(349,968)	(1,088,707)
Cash Flows From Financing Activities
Payments on notes payable- related party	-		(98,294)	(98,294)
Proceeds from Stock issuances	-		1,548,000	2,334,200
Proceeds from share subscriptions received	364,985		-	364,985
Proceeds from loans payable - related parties	25,070		-	123,364
	390,055		1,449,706	2,724,255

Net Increase (Decrease) in Cash and Cash
Equivalents	(1,267,965)		893,097	43,469

Cash and Cash Equivalents, beginning of
Period	1,311,434		418,337	-

Cash and Cash Equivalents, end of Period
	$43,469 $		1,311,434	$43,469

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2
	YEARS ENDED		2005
	APRIL 30		TO
	2008	2007	APRIL 30, 2008

Supplementary Cash Flow Information

Taxes paid	$-	$-	$-

Interest paid	$-	$2,973	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$3,905,530	$3,905,530
Stock issued as deposit on Oil and Gas
property - Related Party	$12,000,000	$-	$12,000,000
Stock issued for acquisition of Oil and
Gas properties	$92,000	$-	$92,000
Stock issued as finders fees for Oil and
Gas property	$360,000	$-	$360,000

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

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATEDSTATEMENT OF STOCKHOLDER’SEQUITY
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

Common shares issued
pursuant to merger	10,914,603	10,914	3,894,616	-	-	-	3,905,530
Common shares issued for
cash; Reg. S - Private
Placement at $1.50 per share	1,032,000	1,032	1,195,868	351,100	-	-	1,548,000
Fair value of Discount on
Issuance of 1,032,000 shares
at $1.50 per share	-	-	763,800	-	-	-	763,800
Foreign currency adjustment	-	-	-	-	-	(1,785)	(1,785)
Net Loss	-	-	-	-	(4,160,057)	-	(4,160,057)

Balance April 30, 2007	36,907,270	36,907	6,618,523	351,100	(4,356,142)	(1,785)	2,648,603

Common shares issued for Oil
and Gas properties	50,200,000	200	91,800	-	-	-	92,000
Common shares issued for
deposit on Oil and Gas
property	50,000,000	50,000	11,950,000	-	-	-	12,000,000
Common shares issued as
finders fees for Oil and Gas
properties	1,000,000	1,000	359,000	-	-	-	360,000
Common shares issued
pursuant to investor relations
contracts	100,000	100	56,900	-	-	-	57,000
Foreign currency translation
adjustment	-	-	-	-	-	(6,518)	(6,518)
Net Loss	-	-	-	-	(1,553,516)	-	(1,553,516)

Balance April 30, 2008	88,107,270	$88,207	$19,076,223	$351,100	$(5,909,658)	$(8,303)	$13,597,569

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

1.	OPERATIONS

	a)	Description of Business

Royalite Petroleum Company Inc., referred to as the “Company”, is considered an exploration stage company. The Company's primary objective is to identify, acquire and develop oil and gas projects, and has not yet realized any revenues from this primary objective.

The Company has acquired interests in properties through leases on which it will drill oil or gas wells in efforts to discover and/or to produce oil and gas. The Company has a 100% working interest and a net revenue factor of 87.5% in the properties leased to date. At April 30, 2008, the Company owned interests in oil and gas properties located within the State of Utah. The Company is exploring various oil and gas properties at this time.

The Company holds the exclusive rights to use all information relating to minerals and hydrocarbons in the State of Utah derived from a proprietary electromagnetic sensing technology

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

1.	OPERATIONS (Continued)

	b)	History – (Continued)

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

As of April 30, 2008, the Company incurred cumulative net losses of approximately $5,909,658 from operations and has a negative working capital of $1,685,443. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the successful execution of the Company’s strategic plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The financial statements include the operations of the Company and its wholly-owned subsidiary, Worldbid International Inc., a Company domiciled in the state of Nevada. All significant inter-company balances and transactions have been eliminated in the consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

	b)	Use of Estimates

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

	c)	Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

	d)	Oil and Gas Exploration Activity

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Oil and Gas Exploration Activity (Continued)

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

	e)	Impairment of Properties

Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

	f)	Property and Equipment

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Long-Lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

	h)	Fair Value of Financial Instruments

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

	i)	Foreign Currency

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

	j)	Revenue Recognition

		i)	Oil and Gas Revenues

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

	l)	Earnings (Loss) Per Share

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

	m)	Research and Development

All research and development expenditures during the period have been charged to operations.

	n)	Income Taxes

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

	o)	Stock-Based Compensation

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Segmented Information

The Company discloses segmented information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a management approach to determine reportable segments. The Company currently operates its business in the USA and Canada.

	q)	Expenses of Offering

The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

	r)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation

	s)	New Accounting Pronouncements

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	s)	New Accounting Pronouncements (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year commencing May 31, 2009. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	s)	New Accounting Pronouncements (Continued)

SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No.133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, We are currently assessing the potential impact that adoption of SFAS No.161 may have on our financial statements.

In May 2008, the FASB issued SFAS No.163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163. is effective for financial statements issued for fiscal years beginning after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

3.	ACQUISITION

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

3.	ACQUISITION (Continued)

Accounts payable and accrued
liabilities	117,429
Due to related parties	21,680
Deferred income	15,925
Notes payable	20,000
Total liabilities assumed	175,034

Net Assets Acquired	$3,905,530

4.	DISCONTINUED OPERATIONS

Pursuant to an agreement dated June 5, 2008, on July 7, 2008 the Company completed the sale of its wholly owned subsidiary Company, Worldbid International Inc. and all the assets and liabilities of its internet business to Markteck Acquisition Corp. In consideration the Company received $50,000 and the assumption of approximately $93,000 in liabilities. (See Note 16).

The transaction was valued at the fair value of the assets and liabilities disposed of.

The following table summarizes the identifiable assets and liabilities of the business segment disposed of as of April 30, 2008 and 2007.

	APRIL 30
	2008	2007

Assets Held for Discontinued Operations

Current
Cash	$3,969	$14,316
Receivables - other	2,746	7,524
	6,715	21,840

Deposits	32,247	31,079
Property and equipment – (net)	2,917	4,649

Total Assets Held for Discontinued Operations	$41,879	$57,568

Liabilities Held for Discontinued Operations

Current
Accounts payable and accrued liabilities	$68,823	$69,019
Deferred income	14,070	18,885

Total Liabilities Held for Discontinued Operations	$82,893	$87,904

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	APRIL 30
	2008	2007

Computer equipment and software	$-	$3,500
Support equipment	-	13,052
Less: Accumulated depreciation	-	(2,771)
	$-	$13,781

6.	LICENSE RIGHTS

License rights consist of the following:

	APRIL 30
	2008	2007

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(401)	(201)
	$2,559	$2,799

7.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTY – RELATED PARTY

On April 2, 2008, the Company issued 50,000,000 common shares and advanced $340,000 to May Petroleum Inc. (“May”) pursuant to an oil and gas property agreement whereby the Company would acquire May Petroleum, Inc’s interest in an oil and gas prospect in Matagorda County, Texas. The fair value of the stock issuance was $12,000,000. As at April 30, 2008 title to the interest in the property had not been transferred to the Company. Transfer of title was completed on June 2, 2008.

As a result of the share issuance, May Petroleum Inc. became the Company’s majority shareholder, and the President of May Petroleum was appointed as an officer and director of the Company.

The Company also issued 1,000,000 common shares as finders fees in relation to the above transaction. The fair value of the stock issuance was $360,000.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

8.	UNPROVEN OIL AND GAS PROPERTIES (Continued) Unproven oil and gas properties consist of the following:

	APRIL 30
	2008	2007

Acquisition costs	$2,564,701	$2,413,684
Less: Write off of abandoned property	(92,000)	-
	2472,701	2,413,684

Exploration costs	2,897,025	2,250,118
Less: Write off of cost on abandoned well	(2,849,313)	(2,250,118)
	47,712	-

	$2,520,413	$2,413,684

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

On January 30, 2007 the Company acquired oil and gas leases from the State of Utah representing a 100% working interest in 5 parcels situated in Piute County, Utah. The Company paid the State of Utah a total of $34,432 for the lease acquisition costs

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

8.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

The Keystone Project is located in Sanpete, Juab, and Severe Counties, Utah and consists of 66,700 net leasehold acres, with a combined net revenue interest of 80%. If the Company exercises the option, of which there is no assurance, the Company will have an opportunity to earn approximately 41,688 net leasehold acres. In consideration for this option, the Company issued to CULA 200,000 shares of common stock with a fair value of $92,000. In order to exercise this option, the Company must provide CULA with a written notice of exercise on or before November 21, 2007.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

8.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

Upon exercise of the option, the parties will enter into a formal agreement for the purchase of 62.5% of CULA’s interest in the Keystone Project with the following principal terms and conditions:

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

8.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

On January 1, 2008, the Company renewed oil and gas leases with the BLM representing a 100% working interest in 4 parcels totaling 3,379 acres situated in Piute County, Utah. The Company paid the BLM a total of $5,070 for the annual lease costs.

On April 3, 2008, the Company renewed oil and gas leases with the BLM representing a 100% working interest in 5 parcels totaling 9,300 acres situated in Piute County, Utah. The Company paid the BLM a total of $13,952 for the annual lease costs.

On April 14, 2008, the Company renewed oil and gas leases with the State of Utah representing a 100% working interest in 5 parcels totaling 3,501 acres situated in Piute, Iron and Garfield Counties of Utah. The Company paid the State of Utah a total of $5,568 for the annual lease costs.

From May 1, 2007 to April 30, 2008, the Company capitalized $47,712 in engineering costs related to regulatory reporting and filing, and the mapping, surveying, permitting and site release of future planned well drilling locations.

9.	LOANS PAYABLE – RELATED PARTIES

Loans payable comprise the following:

	APRIL 30
	2008	2007

Amount due to a director, is unsecured, payable
on demand and bears interest at 10% per
annum.	$26,680	$21,680
Amount due to significant shareholder,
unsecured, payable on demand and non
interest bearing	20,070	-

	$46,750	$21,680

10.	SHARE SUBSCRIPTIONS RECEIVED

Pursuant to a private placement offering of 8,660,000 common shares at $0.25 to raise gross proceeds of $2,165,000, as at April 30, 2008 the Company had received share subscriptions amounting to $364,985 (2007 – nil).

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

11.	NOTES PAYABLE

Notes payable of $20,000 (April 30, 2007 - $20,000) are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Royalite Petroleum Company Inc. and by a subordination of intercompany debt between Royalite Petroleum Company Inc and Worldbid International Inc.

12	CAPITAL STOCK

	a)	Common and Preferred Stock:

As of April 30, 2008, there were 88,107,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

		viii)	On October 12, 2007, the Company issued 200,000 common shares pursuant to an oil and gas property agreement. The fair value of the issuance was $92,000

		ix)	On November 30, 2007, the Company issued 100,000 common shares pursuant to on investor relations agreement. The fair value of the issuance was $57,000.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

12	CAPITAL STOCK – (Continued)

	a)	Common and Preferred Stock (Continued)

		x)	On April 2, 2008, the Company issued 50,000,000 common shares to May Petroleum Inc. (“May”) pursuant to an oil and gas property agreement. The fair value of the issuance was $12,000,000. (Note 7)

xi)

On April 2, 2008, the Company issued 1,000,000 common shares as commission in connection with the oil and gas property acquired on April 2, 2008 from May Petroleum Inc. The fair value of the issuance was $360,000. (Note 7)

	b)	Share Purchase Warrants

As at April 30, 2008, no share purchase warrants are outstanding.

Warrants to purchase 1,740,081 and 1,231,017 common shares at $0.85 and $1.75 respectively expired during the year ended April 30, 2008.

13.	COMMITMENTS AND CONTINGENCIES

	a)	Commitments

		i)	The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities are as follows:

12 Months ended April 30, 2009	$1,800

ii)

On April 2, 2008, the Company entered into a management agreement with the Chairman and Chief Executive Officer. Pursuant to the terms of the management agreement, a management fee of $10,000 per month is to be paid based on a commitment to work 90 hours per month on our business development. The term of the management agreement is for a period of two years expiring at the close of business on March 31, 2010, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

13.	COMMITMENTS AND CONTINGENCIES (Continued)

	b)	Contingencies (Continued)

On September 13, 2007, the Company was served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,802 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. As at April 30, 2008, the Company had provided for costs of $555,802 in relation to this claim. The Company has not yet had an opportunity to assess the merits of DHS’ action and are in the process of consulting with legal counsel.

14.	RELATED PARTY TRANSACTIONS

a)

Included in accounts payable is $111,991 (April 30, 2007 - $6,836) due to a directors or Companies controlled by directors of the Company. The amount is unsecured and without specified terms of repayment.

	b)	Included in liabilities held for discontinued operations is $4,603 (April 30, 2007 - $5,136) due to a director.

	c)	Included in deposits on Oil and Gas Property is an amount of $12,340,000 due to a Company controlled by a director. (Note 7)

	d)	During the years ended April 30, 2008 and 2007 the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

	APRIL 30
	2008	2007
Income Statement Items

Consulting fees	$141,329	90,000
Interest expense	2,293	361
Management fees	140,000	20,000
Loss on discontinued operations	110,331	16,348

	$393,953	$126,709

15.	SEGMENTED INFORMATION

The Company currently operates in two geographic and business segments as follows:

	a)	the oil and gas industry (USA) and;

	b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the years ended April 30, 2008 and 2007 are as follows:

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

15.	SEGMENTED INFORMATION (Continued)

April 30, 2008	USA	Canada	Total

Assets	$15,350,440	$41,879	$15,392,319
Liabilities	$1,711,857	$82,893	$1,794,750
Loss for the period	$1,515,988	$37,528	$1,553,516

April 30, 2007	USA	Canada	Total

Assets	$3,881,609	$57,568	$3,939,177
Liabilities	$1,202,670	$87,904	$1,290,574
Loss for the period	$4,150,338	$9,719	$4,160,057

16.	SUBSEQUENT EVENTS

	a)	On June 2, 2008, title to the oil and gas property interest acquired from May Petroleum Inc. (“May”) was transferred to the Company.

Under the terms of the Agreement, May transferred and assigned to us all its right, title and interest in the Prospect, the Purchase and Sale Agreement and the Data in consideration of the following:

		i)	the issuance to May of 50,000,000 shares (the “Shares”) of our common stock within five (5) business days of the date of the Agreement (issued during the year ended April 30, 2008); and

		ii)	the reimbursement to May within thirty (30) days of the date of the Agreement of the $100,000 deposit paid by May under the Purchase and Sale Agreement (paid during the year ended April 30, 2008).

The Agreement also contemplates that any other property interest acquired in the Area of Mutual Interest shall become part of the Prospect and subject to the Agreement.

The Company will be responsible for making all payments and completing all acts required under the Purchase and Sale Agreement or any other agreements in respect of properties comprising the Prospect. Subsequent to the year end the Company had paid an additional $580,000 pursuant to the agreement.

Pursuant to the terms of the lease acquired the Company was required to commence drilling operations on or before August 1, 2008. In addition, the Company is obligated to pay an operation bonus payment of $150,000 to the landowner. On August 1, 2008, the Company commenced drilling operations on the prospect.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008
(Stated in U.S. Dollars)

16.	SUBSEQUENT EVENTS (Continued)

b)

On July 7, 2008, Royalite Petroleum Company Inc. (the “Company”) completed the disposition of Worldbid International Inc. (“Worldbid”), its internet business, to Marktech Acquisition Corp. (“Marktech”). The disposition was completed pursuant to the terms and conditions of the Share Purchase Agreement dated June 5, 2008 (the “Share Purchase Agreement”) among the Company, Marktech and Worldbid. Under the terms of the Share Purchase Agreement, the Company sold all of the shares of Worldbid and all Worldbid related business assets to Marktech in consideration of $50,000 and the assumption of approximately $93,000 in liabilities. The cash portion of the purchase price consisted of $25,000 in cash and a non-interest bearing promissory note in the amount of $25,000 in favor of the Company due on August 6, 2008. As additional consideration, the Company assigned to Marktech its right and interest in the intercompany loan between the Company and Worldbid. In addition, Marktech will indemnify the Company from any liabilities or damages arising out of the liabilities of Worldbid and the liabilities assumed by Marktech. The Company disposed of the subsidiary in order to concentrate its efforts on its core oil and gas business.

	c)	On August 6, 2008, the Company completed a private placement of 8,660,000 shares of common stock at a price of $0.25 per share for gross proceeds of $2,165,000.

d)

On August 7, 2008, the Board of Directors approved a private placement offering of up to 12,500,000 shares of common stock at a price of $0.40 per share for aggregate gross proceeds of $5,000,000. We may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering will be completed on the above terms or at all.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.          CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that all internal control systems, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment, with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, management concluded that its internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that its disclosure controls and procedures, nor its internal control over financial reporting, will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives and our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable, but not absolute, assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to the costs.

Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. Inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time the degree of compliance with the policies or procedures may deteriorate or the controls may become inadequate due to changes in conditions.

ITEM 9B.          OTHER INFORMATION.

1.

On August 6, 2008, we completed a private placement of 8,660,000 shares of our common stock at a price of $0.25 per share for gross proceeds of $2,165,000 (the “Private Placement”). We previously announced the Private Placement for the sale of up to 8,000,000 shares of our common stock. As the Private Placement was oversubscribed, our Board of Directors approved an increase in the Private Placement of up to 8,660,000 shares of our common stock. The proceeds of the Private Placement will be used to fund our business and for working capital purposes. The offering was made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

2.

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share for aggregate gross proceeds of $5,000,000 (the “Private Placement Offering”). The proceeds of the Private Placement Offering will be used to fund our business and for working capital purposes. The Private Placement Offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering will be completed on the above terms or at all.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
Norris R. Harris	74	Chief Executive Officer, Chairman and Director
D. James Fajack	72	Chief Financial Officer and Director
Logan B. Anderson	54	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Norris R. Harris. Mr. Harris was appointed our Chief Executive Officer, Chairman and a member of our Board of Directors on March 31, 2008. Mr. Harris has considerable experience over the past 50 years in oil and gas exploration, founding and restructuring of oil and gas companies and in oil and gas drilling and operations. Mr. Harris has been a member of the AAPG (American Association of Petroleum Geologists) since October 20, 1980 and is an Emeritus Member of the Society Exploration Geophysicists. Mr. Harris has an extensive base of contacts in the oil and gas industry and the Company believes his appointment will provide the expertise required for the Company to properly evaluate and exploit its existing oil and gas properties and to seek other opportunities in the oil and gas industry.

Over the past five years, Mr. Harris’s business experience is as follows:

-	From January 1, 2003 to present, Mr. Harris owned and operated Gulfport Oil And Gas, Inc.;
-	From January 1, 2006 to present, he owned and operated Range Resources;
-	From January 1, 2007 to present, he owned and operated May Petroleum, Inc.; and
-	Since 1988 he has drilled wells for his own account in Alabama and Texas.

Mr. Harris has also acted as an officer or director of Texas Arkansas Petroleum Company, Centex Oil & Gas Inc., and Basin Exploration Corporation, all of which corporations were engaged in oil and gas exploration. He also has considerable international oil and gas exploration experience as a geophysicist with Mobil Oil Corporation where he worked in Turkey, Austria, Holland, England (North Sea) and Nigeria.

D. James Fajack. Mr. Fajack was appointed our Chief Financial Officer and a member of our Board of Directors on April 11, 2008. Mr. Fajack, a Certified Public Accountant, received his BS Degree with Honors from John Carrol University and an MBA from Case Western Reserve University.

Since March 1, 2001, Mr. Fajack has served as the chief operating officer of Marjorie and Associates, P.C., managing the business of a commercial law firm in Texas. Mr. Fajack has also served as an officer or director of several publicly traded companies including:

-	OKC Corp. (NYSE)
-	Buttes Gas & Oil (NYSE)
-	Remington Oil & Gas (NYSE)
-	OKC Partners (NASD)
-	King Resources, Inc.

Logan B. Anderson. Mr. Anderson is our President, Secretary, Treasurer and a member of our Board of Directors. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been principal and president of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson has also served as an officer or director of several publicly traded companies including Royal Mines and Minerals Corp. (OTCBB) and XLR Medical Corp. (OTC PinkSheets).

Significant Employees

Other than our executive officers and directors, we have no significant employees.

Committees Of The Board Of Directors

We do not have a separately designated audit committee. As such, our entire Board of Directors acts as our audit committee.

We do not have a separately designated compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other separately designated committees.

Audit Committee Financial Expert

Our Board of Directors has determined that each of D. James Fajack and Logan B. Anderson, qualify as an “audit committee financial expert” within the meaning prescribed by Item 407(d)(5) of Regulation S-K by virtue of their professional qualifications as certified public accountant and associated chartered accountant, respectively, and their experience.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons, and we believe that during the year ended April 30, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Norris R. Harris	Two	Two	Two
Chairman, Chief Executive Officer, and Director

D. James Fajack	One	One	None
Chief Financial Officer and Director

Logan B. Anderson	None	None	None
President, Secretary, Treasurer and Director

William Charles Tao(1)
Former Director	None	None	None

Michael L. Cass(2)	None	None	None
Former Chief Executive Officer, Former President
and Former Director

Notes:
1.	Dr. Tao resigned as a director on June 16, 2008.
2.	Mr. Cass resigned as a director and executive officer on February 18, 2008.

ITEM 11.             EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended April 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Norris R. Harris(1) Chairman, CEO & Director	2008 2007	$10,000 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$10,000 n/a
D. James Fajack(2) CFO & Director	2008 2007	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a	$0 n/a
Logan B. Anderson(3) President, Secretary, Treasurer & Director Former CEO and Former CFO	2008 2007	$120,000 $105,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$120,000 $105,000

Michael L. Cass(4) Former CEO, Former President & Former Director	2008 2007	$116,129 $20,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$116,129 $20,000
Howard Thomson(5) Former executive officer, former director	2008 2007	n/a $9,000	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $9,000

Notes:
(1)	Mr. Harris was appointed the Chairman, CEO and a director on March 31, 2008. Mr. Harris is compensated $10,000 per month for his services pursuant to a Management Agreement dated April 2, 2008.
(2)	Mr. Fajack was appointed the CFO and a director on April 11, 2008.
(3)	Mr. Anderson has served in various officer capacities. Mr. Anderson is currently the President, Secretary, Treasurer and a director.
(4)

Mr. Cass resigned as a director and executive officer on February 18, 2008. Mr. Cass was compensated for his services pursuant to a consulting agreement between Royalite Corp. and Nitra Corporation, a company in which Mr. Cass acts as its president. The compensation provided in the table above was paid to Nitra Corporation for the period from March 1, 2007 to February 18, 2008. Royalite Corp. paid Nitra Corporation a total of $94,000 under the terms of Nitra Corporation’s contract with Royalite Corp. for the period from June 1, 2006 to February 28, 2007.

(5)	Mr. Thomson resigned as our Chief Financial Officer, Secretary, Treasurer and as a member of our Board of Directors on August 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at our fiscal year ended April 30, 2008, we had no outstanding equity awards.

Compensation of Directors

The following table sets forth total compensation paid to or earned by our directors, other than directors who are also named executive officers as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal year ended April 30, 2008:

DIRECTOR COMPENSATION
Name & Principal Position	Year Ended April 30	Fees Earned/ Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
William C. Tao(1) Former Director	2008	$0	$0	$0	$0	$0	$0	$0

Notes:
(1)	Dr. Tao served as a member of our Board of Directors from July 10, 2006 until his resignation on June 16, 2008.

Employment Agreements

Norris R. Harris, our Chief Executive Officer and Chairman, is paid pursuant to a management agreement with us dated April 2, 2008. Pursuant to the terms of the agreement, Mr. Harris is to be paid a management fee of $10,000 per month based on Mr. Harris committing 90 hours per month on our business development in consideration for acting as our Chairman and Chief Executive Officer and providing management services to us. The term of the agreement is for a period of two years expiring at the close of business on March 31, 2010, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

Logan B. Anderson, our President, Secretary and Treasurer and one of our directors, is paid pursuant to an executive consultant agreement with us dated September 1, 2001. This consultant agreement was amended effective November 1, 2002, August 29, 2003 and April 30, 2005 to reduce the consulting fee that paid to Mr. Anderson from $12,500 per month to $3,000 per month and to extend the term of the agreement. Effective May 1, 2005, we verbally agreed to increase the consulting fee paid to Mr. Anderson up to $5,000 per month, and effective August 1, 2006, we verbally agreed to increase the consulting fee to $10,000 per month. The amended consultant agreement is automatically renewable on a month to month basis provided that we can terminate the consultant agreement without cause upon the payment to Mr. Anderson of an amount equal to the six months consultant fee.

Paul Wagorn, the Secretary, Treasurer and Chief Operating Officer of Worldbid International Inc. (“Worldbid”), our former internet business, was paid pursuant to a consulting contract with Worldbid. Mr. Wagorn provided his services to us as a consultant. As a result of our disposition of Worldbid, we are no longer obligated to pay Mr. Wagorn his consulting fee.

We do not currently have an employment, consulting or other compensation agreement with Mr. Fajack, our Chief Financial Officer and a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 6, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Norris R. Harris Chairman, CEO & Director	50,000,000 (indirect)(2)	51.6%
Common Stock	D. James Fajack CFO & Director	Nil	Nil
Common Stock	Logan B. Anderson President, Secretary, Treasurer & Director	1,883,623 (direct)	1.9%
Common Stock	All Officers and Directors as a Group (3 persons)	51,883,623	53.6%
5% SHAREHOLDERS
Common Stock	May Petroleum, Inc. 1200 Nueces Street Austin, Texas 78701	50,000,000 (direct)	51.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 6, 2008. As of August 6, 2008, there were 96,864,054 shares of our common stock issued and outstanding.

(2)	Norris R. Harris is a controlling shareholder of May Petroleum, Inc. and, accordingly, indirectly holds 51.6% of our issued and outstanding common stock.

CHANGES IN CONTROL

We are not aware of any further arrangement that might result in a change in control in the future.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On February 28, 2007, we completed the acquisition of Royalite Corp. The following related persons had a material interest in our acquisition of Royalite Corp.:

Name	Relationship to the Company	Interest in the Transaction
Michael L. Cass	Former CEO, Former President and Former Director.

Mr. Cass received an aggregate of 3,000,000 shares of our common stock in exchange for the shares or Royalite Corp. owned by him at the time the acquisition was completed.

At the time the transaction was completed, Mr. Cass was also the CEO, President and a Director of Royalite Corp.

William Charles Tao	Former Director.	Mr. Tao received an aggregate of 400,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by him at the time the acquisition was completed.
K. Ian Matheson	Former owner of more than 5% of outstanding stock.	Mr. Matheson received an aggregate of 2,825,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by him at the time the acquisition was completed.

At the time the transaction was completed, Mr. Matheson was also the Chief Financial Officer, Treasurer, Secretary and a Director of Royalite Corp.
Debra Matheson	Spouse of former owner of more than 5% of outstanding stock.	Mrs. Matheson received an aggregate of 1,500,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by her at the time the acquisition was completed.
Harold C. Moll	Former owner of more than 5% of outstanding stock.	Mr. Moll received an aggregate of 3,802,000 shares of our common stock in exchange for the shares of Royalite Corp. owned by him at the time the acquisition was completed.

On April 2, 2008, May Petroleum, Inc. (“May”) acquired 50,000,000 shares of our common stock pursuant to the terms of an agreement dated April 2, 2008 with May to acquire May’s interest in an oil and gas prospect (the “Prospect”) in Matagorda County, Texas (the “Agreement”). May is a company controlled by Norris R. Harris, the Company’s Chairman, Chief Executive Officer and Director. Although the Agreement was entered into on April 2, 2008, its principal terms were negotiated with Mr. Harris prior to him becoming a director or officer on the Company on March 31, 2008.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. There is no member of our Board who is not an executive officer or employee. As a result, we no independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended April 30, 2008 and April 30, 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2008	Year Ended April 30, 2007
Audit Fees	$28,720	$16,309
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$28,720	$16,309

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description of Exhibit
Number

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 among the Company, Royalite Acquisition Corp. and Royalite Petroleum Corp.(9)

2.2	Agreement and Plan of Merger entered into on February 28, 2007 between the Company and Royalite Acquisition Corp.(10)

3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)

3.2	By-Laws of the Company.(1)

3.3	Articles of Merger between Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)

3.4	Articles of Merger between Royalite Acquisition Corp. and the Company.(10)

4.1	Specimen Stock Certificate.(1)

10.1	Executive Consultant Agreement dated September 1, 2001 between the Company and Logan B. Anderson.(2)

10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between the Company and Logan B. Anderson.(3)

10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between the Company and Logan B. Anderson.(4)

10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between the Company and Logan B. Anderson.(5)

10.5	Agreement and Plan of Merger dated August 23, 2006 between the Company and Royalite Petroleum Corp.(6)

10.6	Settlement Agreement dated August 31, 2006 between the Company and Howard Thomson.(7)

10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.(11)

10.8	Consulting Agreement dated August 1, 2007 between the Company and Kapco Consultants Corp.(11)

10.9	Letter Agreement dated October 1, 2007 between Central Utah Lease Acquisition, L.P. and the Company.(12)

10.10	Consulting Agreement dated November 30, 2007 between CRG Partners, Inc. and the

Exhibit	Description of Exhibit
Number

Company.(13)

10.11	Agreement dated effective April 2, 2008 between the Company and May Petroleum, Inc.(15)

10.12	Management Agreement dated April 2, 2008 between the Company and Norris R. Harris.(15)

10.13	Share Purchase Agreement dated for reference June 5, 2008 among the Company, Worldbid International Inc. and Marktech Acquisition Corp.(16)

14.1	Code of Ethics.(4)

17.1	Resignation of Michael Cass.(14)

17.1	Resignation of William C. Tao.(17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our Registration Statement on Form 10-SB 12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 12, 2007.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2007.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2008.
(15)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on April 4, 2008.
(16)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 6, 2008.
(17)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 20, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	August 13, 2008	By:	/s/ Norris R. Harris
NORRIS R. HARRIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2008	By:	/s/ D. James Fajack
D. JAMES FAJACK
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 13, 2008	By:	/s/ Norris R. Harris
NORRIS R. HARRIS
Director

Date:	August 13, 2008	By:	/s/ D. James Fajack
D. JAMES FAJACK
Director

Date:	August 13, 2008	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
President, Secretary and Treasurer
Director