Form 10-Q
period 2008-07-31
ROYALITE PETROLEUM CO INC.
filed 2008-10-20
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-26729

ROYALITE PETROLEUM COMPANY INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0427619
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1200 Nueces Street
Austin, Texas	78701
(Address of principal executive offices)	(Zip code)

(512) 478-8900
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 16, 2008, the Registrant had 99,464,054 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royalite,” and the “Company” mean Royalite Petroleum Company Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2008
(Stated in U.S. Dollars)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2008	2008

ASSETS
Current
Cash and cash equivalents	$1,051	$43,469
Prepaid expenses	14,459	23,959
Amount receivable (Note 4)	25,000	-
Note receivable (Note 4)	25,000	-
Assets held for discontinued operations	-	41,879
	65,510	109,307

License Rights (Note 5)	2,549	2,599
Deposits on Unproven Oil and Gas Properties –
Related Party (Note 6)	70,000	12,700,000
Deposits on Unproven Oil and Gas Properties (Note 7)	162,000	-
Unproven Oil and Gas Properties (Note 8)	18,700,757	2,520,413
Deposits	60,000	60,000

	$19,060,816	$15,392,319

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,204,151	$1,280,122
Leases payable – Related Parties (Note 9)	1,750,028	-
Leases payable (Note 10)	507,445	-
Loans payable – Related Parties (Note 11)	46,750	46,750
Share subscriptions received (Note 12)	2,165,000	364,985
Notes payable (Note 13)	20,000	20,000
Liabilities held for discontinued operations	-	82,893
	5,693,374	1,794,750
STOCKHOLDERS’ EQUITY

Capital Stock (Note 14)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001

Issued:
88,207,270 common shares (April 30, 2008 –
88,207,270)	88,207	88,207

Additional Paid-In Capital	19,076,223	19,076,223
Warrants	351,100	351,100
Accumulated Deficit During Exploration Stage	(6,148,088)	(5,909,658)
Accumulated Other Comprehensive Loss	-	(8,303)
	13,367,442	13,597,569

	$19,060,816	$15,392,319

Commitments and Contingencies (Note 15)
Subsequent Event (Note18)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				PERIOD
				FROM
				INCEPTION
				DECEMBER 2,
				2005
	THREE MONTH PERIOD			TO
	ENDED JULY 31			JULY 31
	2008	2007		2008

Revenues	$-	$-		$-

Operating Expenses
Oil and gas exploration expenses	131,541	599,195		3,223,393
Selling , general and administrative expenses	177,672	273,111		2,071,317
Depreciation and amortization	50	995		7,001
Loss on disposal of assets	-	-		10,001
	309,263	873,301		5,311,712

Loss from Operations	(309,263)	(873,301)		(5,311,712)

Other Income (Expenses)
Interest expense	(1,417)	(1,157)		(5,579)
Fair value of discount on private placement	-	-		(763,800)
Oil and gas property write offs	-	-		(92,000)
Gain (Loss) on discontinued operations	511	(9,815)		(46,736)
Gain on disposal of Worldbid International Inc. and
Worldbid business operating net assets	71,739	-		71,739
	70,833	(10,972)		(836,376)

Net Loss	$(238,430)	$(884,273)		$(6,148,088)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.04)	$

Weighted Average Number of Common Shares
Outstanding	88,107,270	24,960,667

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			DECEMBER 2,
			2005
	THREE MONTH PERIOD		TO
	ENDED JULY 31		JULY 31
	2008	2007	2008

Net Loss	$(238,430)	$(884,273)	$(6,148,088)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	8,303	(2,784)	-

Comprehensive Loss	$(230,127)	$(887,057)	$(6,148,088)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
	THREE MONTH PERIOD		2005
	ENDED JULY 31		TO
	2008	2007	JULY 31, 2008

Cash Flows From Operating Activities
Net loss	$(238,430)	$(884,273)	$(6,148,088)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	50	995	7,001
Fair value of discount on private placement	-	-	763,800
Fair value of stock issued pursuant to
investor relations contracts	-	-	47,500
Loss on disposal of property and
equipment	-	-	10,001
Gain on disposal of Worldbid International
Inc. and Worldbid business operating net
assets	(71,739)	-	(71,739)
Write-off of oil and gas property exploration
expenditures	-	599,195	2,250,118
Write off of oil and gas property acquisition
costs	-	-	92,000
Changes in Operating Assets and Liabilities
Prepaid expenses	9,500	85,816	(4,959)
Other assets	-	(3,286)	-
Deposits	-	-	(60,000)
Assets held for discontinued operations	4,631	57,127	4,941
Accounts payable and accrued liabilities	(77,093)	(191,640)	1,149,084
Liabilities held for discontinued operations	11,461	(29)	6,642
Net Cash Used in Operating Activities	(361,620)	(336,095)	(1,953,699)

Cash Flows From Investing Activities
Cash paid on deposit for unproven oil
property – related party (net)	270,000	-	(70,000)
Cash paid on deposit for unproven oil
property	(162,000)		(162,000)
Cash paid on unproven oil properties	(1,562,871)	(641,793)	(6,333,402)
Cash acquired on reverse merger	-	-	4,038,375
Cash disposed of on sale of of Worldbid
International Inc. and Worldbid business
net assets	(25,942)	-	(25,942)
Acquisition of property and equipment	-	-	(16,551)
	(1,480,813)	(641,793)	(2,569,520)
Cash Flows From Financing Activities
Payments on notes payable- related party	-	-	(98,294)
Proceeds from Stock issuances	-	-	2,334,200
Proceeds from share subscriptions received	1,800,015	-	2,165,000
Proceeds from loans payable - related parties	-	-	123,364
	1,800,015	-	4,524,270

Net Increase (Decrease) in Cash and Cash
Equivalents	(42,418)	(977,888)	1,051

Cash and Cash Equivalents, beginning of
Period	43,469	1,140,982	-

Cash and Cash Equivalents, end of Period	$1,051	$163,094	$1,051
(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			DECEMBER 2
	THREE MONTH PERIOD		2005
	ENDED JULY 31		TO
	2008	2007	JULY 31, 2008

Supplementary Cash Flow Information

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$-	$3,905,530
Stock issued as deposit on Oil and Gas
property - Related Party	$-	$-	$12,000,000
Stock issued for acquisition of Oil and
Gas properties	$-	$-	$92,000
Stock issued as finders fees for Oil and
Gas property	$-	$-	$360,000

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance, December 2, 2005	-	$-	$-	$-	$-	$-	$-

Common shares issued for
cash at $0.001 per share	18,000,000	18,000	-	-	-	-	18,000
Common shares issued for
cash; Reg. S - Private
Placement at $0.10 per share	2,000,000	2,000	198,000	-	-	-	200,000
Common shares issued for
cash; Reg. D - Private
Placement at $0.10 per share	100,000	100	9,900	-	-	-	10,000
Common shares issued for
cash; Reg. S - Private
Placement at $0.30 per share	1,860,667	1,861	556,339	-	-	-	558,200
Common shares issued for
licensing rights	3,000,000	3,000	-	-	-	-	3,000
Net Loss	-	-	-	-	(196,085)	-	(196,085)

Balance April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2006	24,960,667	$24,961	$764,239	$-	$(196,085)	$-	$593,115

Common shares issued
pursuant to merger	10,914,603	10,914	3,894,616	-	-	-	3,905,530
Common shares issued for
cash; Reg. S - Private
Placement at $1.50 per share	1,032,000	1,032	1,195,868	351,100	-	-	1,548,000
Fair value of Discount on
Issuance of 1,032,000 shares
at $1.50 per share	-	-	763,800	-	-	-	763,800
Foreign currency adjustment	-	-	-	-	-	(1,785)	(1,785)
Net Loss	-	-	-	-	(4,160,057)	-	(4,160,057)

Balance April 30, 2007	36,907,270	36,907	6,618,523	351,100	(4,356,142)	(1,785)	2,648,603

Common shares issued for Oil
and Gas properties	200,000	200	91,800	-	-	-	92,000
Common shares issued for
deposit on Oil and Gas
property	50,000,000	50,000	11,950,000	-	-	-	12,000,000
Common shares issued as
finders fees for Oil and Gas
properties	1,000,000	1,000	359,000	-	-	-	360,000
Common shares issued
pursuant to investor relations
contracts	100,000	100	56,900	-	-	-	57,000
Foreign currency translation
adjustment	-	-	-	-	-	(6,518)	(6,518)
Net Loss	-	-	-	-	(1,553,516)	-	(1,553,516)
Balance April 30, 2008	88,207,270	$88,207	$19,076,223	$351,100	$(5,909,658)	$(8,303)	$13,597,569

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2008	88,207,270	$88,207	$19,076,223	$351,100	$(5,909,658)	$(8,303)	$13,597,569

Foreign currency adjustment	-	-	-	-	-	(1,122)	(1,122)

Foreign currency adjustment
eliminated on disposition of
Worldbid International Inc.	-	-	-	-	-	9,425	9,425

Net Loss	-	-	-	-	(238,430)	-	(238,430)

Balance July 31, 2008	88,207,270	$88,207	$19,076,223	$351,100	(6,148,088)	-	13,367,442

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

1.	OPERATIONS

	a)	Description of Business

Royalite Petroleum Company Inc., referred to as the “Company”, is considered an exploration stage company. The Company's primary objective is to identify, acquire and develop oil and gas projects, and has not yet realized any revenues from this primary objective.

The Company has acquired interests in properties through leases on which it will drill oil or gas wells in efforts to discover and/or to produce oil and gas. The Company has a 100% working interest and a 87.5% net revenue interest in undeveloped properties in Utah and has a working interest from 26.25% to 100% and a net revenue interest from 18.375% to 70% in undeveloped properties in Texas and Louisiana respectively. The Company is exploring various oil and gas properties at this time.

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

JULY 31, 2008
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

The 10,914,603 shares of Worldbid at February 28, 2007 are presented in the Company’s Statement of Stockholders’ Equity as if RPC acquired Worldbid.

On July 7, 2008, Royalite Petroleum Company Inc. (the “Company”) completed the disposition of Worldbid International Inc. (“Worldbid”), its internet business, to Marktech Acquisition Corp. (“Marktech”). The disposition was completed pursuant to the terms and conditions of the Share Purchase Agreement dated June 5, 2008 (the “Share Purchase Agreement”) among the Company, Marktech and Worldbid. The Company disposed of the subsidiary in order to concentrate its efforts on its core oil and gas business. (Note 3)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

1.	OPERATIONS (Continued)

	c)	Going Concern

As of July 31 2008, the Company incurred cumulative net losses of approximately $6,148,088 from operations and has a negative working capital of $5,627,864. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the successful execution of the Company’s strategic plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The financial statements include the operations of the Company and its wholly-owned subsidiary, Worldbid International Inc., a Company domiciled in the state of Nevada for the period from its acquisition on February 28, 2007 to the time of disposal on July 7, 2008.

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

JULY 31, 2008
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

The costs of unproved leases, which become productive, are reclassified to proved properties when proved reserves are discovered in the property. To date no properties have been classified as proved properties. Unproved oil and gas interests are carried at original acquisition costs including filing and title fees. Depreciation and depletion of the capitalized costs for producing oil and gas properties will be provided by the unit-of- production method based on proved oil and gas reserves.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Impairment of Properties

Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

	f)	Property and Equipment

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

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair value of the Company’s financial instruments approximate their fair value due to their short-term nature.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Foreign Currency (Continued)

Exchange gains and losses arising on this translation are excluded from the determination of operating income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders’ equity.

	j)	Revenue Recognition

		i)	Oil and Gas Revenues

The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Since inception no oil and gas revenues have been recorded.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Income Taxes

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

The Company discloses segmented information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a management approach to determine reportable segments. The Company operated its business in the USA and Canada.

	q)	Expenses of Offering

The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

	r)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	s)	Newly Adopted Financial Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company adopted the standard on May 1. 2008.

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03"). EITF 07-03 provides guidance on whether non- refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company adopted the standard on May 1, 2008 and does not expect the standard to have a significant impact on the Company's financial position and results of operations.

	t)	New Accounting Pronouncements

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	t)	New Accounting Pronouncements (Continued)

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

3.	DISPOSAL OF BUSINESS SEGMENT

On July 7, 2008, the Company completed the disposition of Worldbid International Inc. (“Worldbid”), its internet business, to Marktech Acquisition Corp. (“Marktech”). The disposition was completed pursuant to the terms and conditions of the Share Purchase Agreement dated June 5, 2008 (the “Share Purchase Agreement”) among the Company, Marktech and Worldbid. Under the terms of the Share Purchase Agreement, the Company sold all of the shares of Worldbid and all Worldbid related business assets to Marktech in consideration of $50,000 and the assumption of approximately $94,000 in liabilities. The purchase price consisted of $25,000 in cash and a non-interest bearing promissory note in the amount of $25,000 in favor of the Company due on August 6, 2008. As additional consideration, the Company assigned to Marktech its right and interest in the intercompany loan between the Company and Worldbid. In addition, Marktech will indemnify the Company from any liabilities or damages arising out of the liabilities of Worldbid and the liabilities assumed by Marktech. The Company disposed of the subsidiary in order to concentrate its efforts on its core oil and gas business.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

3.	DISPOSAL OF BUSINESS SEGMENT (Continued)

The following table summarizes the consideration received and the book value of assets and liabilities disposed of:

		Worldbid Net
	Worldbid	Business
	International	Assets Held
	Inc.	by Royalite	Total

Cash and cash equivalents	$1,482	$24,460	$25,942
Other amounts receivables	1,001	795	1,796
Amount owing to Royalite	2,654,300	-	2,654,300
Deposits	12,131	20,404	32,535
Equipment	1,382	1,535	2,917
Total assets eliminated on disposal	2,670,296	47,194	2,717,490

Accounts payable and accrued
liabilities	69,676	10,608	80,284
Deferred income	-	14,070	14,070
Total liabilities eliminated on disposal	69,676	24,678	94,354

Accumulated other comprehensive loss
eliminated on disposal	-	-	9,425

Net Assets eliminated on disposal			2,632,561

Consideration receivable
Cash			25,000
Note receivable			25,000
Forgiveness of amount owing to
Royalite			2,654,300
			2,704,300

Net Gain on Disposal			$71,739

As at July 31, 2008, the cash portion of the consideration receivable had not been received.

5.	LICENSE RIGHTS

License rights consist of the following:

	JULY 31	APRIL 30
	2008	2008

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(451)	(401)
	$2,549	$2,599

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

6.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES – RELATED PARTY

	JULY 31	APRIL 30
	2008	2008
May Petroleum Inc. (a)	$-	$12,700,000
May Petroleum Inc. (b)	70,000	-
	$70,000	$12,700,000

a)

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

b)

On July 3, 2008, the Company advanced $70,000 to May Petroleum Inc. pursuant to an oil and gas property agreement whereby the Company will acquire a 100% working interest in 895 acres of an oil and gas prospect in Matagorda County, Texas.

7.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES

	JULY 31	APRIL 30
	2008	2008
Fort Bend County, Texas. (a)	$100,000	$-
Matagorda County, Texas. (b)	62,000	-
	$162,000	$-

a)

On July 2, 2008, the Company advanced $100,000 pursuant to an oil and gas property agreement whereby the Company will acquire a 26.25% working interest in 935 acres of an oil and gas prospect in Fort Bend County, Texas.

b)

On July 3, 2008 the Company advanced $62,000 pursuant to an oil and gas property agreement whereby the Company will acquire a 100 % working interest in 895 acres of an oil and gas prospect in Matagorda County, Texas.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

8.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

	JULY 31	APRIL 30
	2008	2008

Acquisition costs	$18,650,800	$2,564,701
Less: Write off of abandoned property	(92,000)	(92,000)
	18,558,800	2472,701

Exploration costs	2,991,270	2,897,025
Less: Write off of cost on abandoned well	(2,849,313)	(2,849,313)
	141,957	47,712

	$18,700,757	$2,520,413

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

JULY 31, 2008
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

JULY 31, 2008
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

In the event that CWEI is unwilling or unable to enter into the operating agreement on or before the Keystone Closing Date and both the Company and CULA are prepared to close the transaction, then the parties agree that the terms of the Letter Agreement shall be extended until CWEI’s signature has obtained

The Company failed to meet the conditions for closing, and accordingly the fair value of the 200,000 common shares issued of $92,000 has been written off. During the year ended April 30, 2008 the Company decided to no longer pursue this property.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
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

From May 1, 2008 to July 31, 2008, the Company capitalized $16,086,099 in lease acquisition costs to acquire interests in oil and gas properties in Matagorda County, Texas and in Terrebonne Parish, Louisiana.

From May 1, 2008 to July 31, 2008, the Company capitalized $94,245 in legal fees, consulting fees, engineering fees and environmental service costs related to acquiring oil and gas properties in Matagorda County, Texas and in Terrebonne Parish, Louisiana.

9.	LEASES PAYABLE - RELATED PARTY

During the three month period ended July 31, 2008, the Company advanced $500,000 to May pursuant to an oil and gas property agreement whereby the Company acquired May’s interest in 1,744 acres of an oil and gas prospect in Matagorda County, Texas. Transfer of title was completed on June 2, 2008, and the Company recorded a payable of $500,000 for the remaining balance due to May.

During the three month period ended July 31, 2008, the Company entered into an Assignment of Oil, Gas and Mineral Leases on 910 acres in Matagorda County, Texas. The Company paid $159,023 to a non-related party, $250,000 to May and recorded a payable of $7,445 due to May.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

10.	LEASES PAYABLE

On May 1, 2008, the Company entered into a Participation Agreement on a lease of 699 acres of oil and gas property located in Terrebonne Parish, Louisiana. The Company paid $163,625 in cash and recorded a payable of $1,716,000.

On June 2, 2008, the Company entered into an Assignment of Oil, Gas and Mineral Leases on 110 acres in Matagorda County, Texas. The Company paid $22,114 in cash and recorded a payable due of $34,028.

11.	LOANS PAYABLE – RELATED PARTIES

Loans payable comprise the following:

	JULY 31	APRIL 30
	2008	2008

Amount due to a director, is unsecured, payable
on demand and bears interest at 10% per
annum.	$26,680	$26,680
Amount due to significant shareholder,
unsecured, payable on demand and non
interest bearing	20,070	20,070

	$46,750	$46,750

12.	SHARE SUBSCRIPTIONS RECEIVED

Pursuant to a private placement offering of 8,660,000 common shares at $0.25 to raise gross proceeds of $2,165,000, as at July 31, 2008, the Company had received share subscriptions amounting to $2,165,000 (April 30, 2008 – 364,985).

13.	NOTES PAYABLE

Notes payable of $20,000 (April 30, 2008 - $20,000) are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Royalite Petroleum Company Inc. and by a subordination of intercompany debt between Royalite Petroleum Company Inc and Worldbid International Inc.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

14.	CAPITAL STOCK

	a)	Common and Preferred Stock:

As of July 30, 2008, there were 88,107,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

		viii)	On October 12, 2007, the Company issued 200,000 common shares pursuant to an oil and gas property agreement. The fair value of the issuance was $92,000

		ix)	On November 30, 2007, the Company issued 100,000 common shares pursuant to on investor relations agreement. The fair value of the issuance was $57,000.

		x)	On April 2, 2008, the Company issued 50,000,000 common shares to May Petroleum Inc. (“May”) pursuant to an oil and gas property agreement. The fair value of the issuance was $12,000,000. (Note 6)

xi)

On April 2, 2008, the Company issued 1,000,000 common shares as commission in connection with the oil and gas property acquired on April 2, 2008 from May Petroleum Inc. The fair value of the issuance was $360,000. (Note 6)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

14.	CAPITAL STOCK – (Continued)

	b)	Share Purchase Warrants

As at July 31, 2008 and April 30, 2008, no share purchase warrants are outstanding.

Warrants to purchase 1,740,081 and 1,231,017 common shares at $0.85 and $1.75 respectively, expired during the year ended April 30, 2008.

15.	COMMITMENTS AND CONTINGENCIES

	a)	Commitment

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

On September 13, 2007, the Company was served with notice of a claim filed against us in the Colorado District Courts by DHS Drilling Company (“DHS”). DHS has claimed that we are indebted to them in the amount of $555,802 on account of materials and services provided by them in connection with the drilling of the Royalite State 16-1 Well. As at July 31, 2008, the Company had provided for costs of $555,802 in relation to this claim.

Subsequent to the period end, on August 31, 2008, we entered into a settlement agreement with DHS. Under the terms of the settlement agreement, we agreed to pay $100,000 to DHS on execution of the settlement agreement and $484,820.11 thereafter. The Company has paid $25,000 of the initial $100,000 under the settlement agreement to DHS. Due to our inability to pay the initial $100,000, DHS obtained a judgment order against us in the amount of $559,830.11 (the balance remaining under the settlement agreement) plus interest at a rate of 10% per annum.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

16.	RELATED PARTY TRANSACTIONS

Related party transactions which have not been disclosed elsewhere in the financial statements include the following:

a)

Included in accounts payable is $136,813 (April 30, 200 - $111,991) due to directors or Companies controlled by directors of the Company. The amount is unsecured and without specified terms of repayment.

	b)	Included in liabilities held for discontinued operations is $nil (April 30, 2007 - $4,603) due to a director.

	c)	During the three month periods ended July 31, 2008 and 2007 the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

	JULY 31	JULY 31
	2008	2007

Balance Sheet Items
Unproven Oil and Gas Properties	$13,612,445	$-

Income Statement Items
Consulting fees	30,000	30,000
Interest expense	667	542
Management fees	60,000	30,000
Expenses included in (gain) loss on
discontinued operations (net)	9,661	26,198

	$100,328	$86,740

17.	SEGMENTED INFORMATION

Prior to the disposal of the Worldbid business to business segment of the Company during the period ended July 31, 2008, the Company operated in two geographic and business segments as follows:

	a)	the oil and gas industry (USA) and;

	b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the three month period ended July 31, 2008 and the year ended April 30, 2008 are as follows:

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

17.	SEGMENTED INFORMATION (Continued)

July 31, 2008	USA	Canada	Total

Assets	$19,060,816	$-	$19,060,816
Liabilities	$5,693,374	$-	$5,693,374
Loss (Income) for the
period	$238,941	$(511)	$238,430

April 30, 2008	USA	Canada	Total

Assets	$15,350,440	$41,879	$15,392,319
Liabilities	$1,711,857	$82,893	$1,794,750
Loss for the period	$1,515,988	$37,528	$1,553,516

18.	SUBSEQUENT EVENTS

	a)	On August 6, 2008, the Company completed a private placement of 8,660,000 shares of common stock at a price of $0.25 per share for gross proceeds of $2,165,000.

b)

On August 7, 2008, the Board of Directors approved a private placement offering of up to 12,500,000 shares of common stock at a price of $0.40 per share for aggregate gross proceeds of $5,000,000. Subsequently on August 28, 2008 the offering price was reduced to $0.25 per share for aggregate proceeds of $3,125,000. The Company may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering will be completed on the above terms or at all.

c)

On September 8, 2008, the Company entered into a consulting agreement with La Jolla IPO Incorporated. (“LIPO”) whereby LIPO will provide investor relations and equity capital financing services to the Company for a term of six months expiring March 7, 2009. In consideration for the services to be rendered, the Company granted LIPO 1,000,000 restricted shares (issued) and will also pay finders fees of 7.667% of any completed equity or loan financing generated by LIPO. Furthermore should LIPO’s efforts result in Joint Ventures/Sales or Sales distribution contracts being entered into by the Company, the Company will remunerate LIPO an introduction fee of 2% of the value of any such arrangement.

d)

On October 14, 2008, the Company completed a private placement of 1,600,000 units at a price of $0.10 per unit for aggregate proceeds of $160,000. Each unit comprises one common share and one share purchase warrant. Each warrant entitles the holder to acquire one common share at $0.12 until October 13, 2010.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008
(Stated in U.S. Dollars)

18.	SUBSEQUENT EVENTS (Continued)

e)

On October 15, 2008, the Company approved the 2008 Stock Option Plan (the “Plan”) for directors, officers, employees and eligible consultants of the Company and any related company. The Company reserved 12,000,000 shares of common stock of its unissued share capital for the Plan.

The exercise price of options granted under the Plan shall not be less than 70% of the fair market value per common share at the date of grant and all options shall have a term not greater than ten years.

	f)	On October 15, 2008, pursuant to the 2008 stock option plan, the Company granted the following:

i)

fully vested non-qualified stock options to purchase of total of 6,000,000 common shares of the company at $0.14, with a two year term expiring October 14, 2010. Of these options 2,000,000 were granted to the president of the Company.

ii)

fully vested incentive stock options to the chief executive officer of the Company to purchase of total of 2,000,000 common shares of the company at $0.16, with a two year term expiring October 14, 2010.

		iii)	fully vested incentive stock options to the chief financial officer to purchase of total of 500,000 common shares of the company at $0.14, with a two year term expiring October 14, 2010.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

INTRODUCTION

We were incorporated under the laws of the State of Nevada on August 10, 1998.

We are engaged in the business of the acquisition and exploration of oil and gas properties and prospects. We hold interests in certain oil and gas properties and prospects that we call the Airport Leases, the West Lake Boudreaux Prospect, the S. Rosenburg Prospect and the Central Utah Hingeline Project, the details of which are set out below under the heading “Oil and Gas Exploration Activities”.

Until recently, we were also engaged in the operation of an international business-to-business and government-to-business facilitation service, which combined proprietary software with the power of the Internet to bring buyers and sellers together from around the world for interactive trade (the “Worldbid Operations”).

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal year ended April 30, 2008:

1.	On July 7, 2008, we completed the disposition of Worldbid International Inc., our former internet business. See “Worldbid Operations” below.

2.

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

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share (the “Private Placement Offering”). Subsequently on August 28, 2008, the offering price for the Private Placement Offering was reduced from $0.40 per share to $0.25 per share for aggregate gross proceeds of $3,125,000. The proceeds of the Private Placement Offering will be used to fund our business and for working capital purposes. The Private Placement Offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering or any part of it will be completed on the above terms or at all.

3.

On September 15, 2008, we entered into an agreement (the “Consulting Agreement”) with La Jolla IPO Incorporated (“La Jolla”). The Consulting Agreement, dated for reference September 8, 2008, provides that La Jolla will assist us in our efforts to seek out equity financing and will provide us with investor relations services. If we enter into a funding agreement as a result of La Jolla’s efforts, we have agreed to pay La Jolla a fee of 7 2/3% of the total amount of financing received by us. In the event that we enter into a joint venture, sales or sales distribution agreement as a result of La Jolla’s efforts, we have agreed to pay La Jolla a fee of 2% of any consideration to be received by us under such an agreement. La Jolla is required to perform its duties in compliance with all securities and other laws. The Consulting Agreement extends for a period of six months.

In consideration for the services to be provided by La Jolla, we have issued 1,000,000 shares of our common stock to La Jolla. The shares were issued to La Jolla in reliance upon Rule 506 of Regulation D based upon representations provided by La Jolla that it is an “accredited investor” as defined in Rule 501 of Regulation D.

4.

On October 14, 2008, we completed a private placement of 1,600,000 units at a price of $0.10 per unit for gross proceeds of $160,000. Each unit consists of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at a price of $0.12 per share for a period of two years from the date of issuance. The offering was made to one accredited investor pursuant to Rule 506 of Regulation D.

5.

On October 15, 2008, our Board of Directors adopted our 2008 Stock Option Plan (the "Plan"). The Plan allows us to grant certain options to our officers, directors and employees, as well as certain qualifying consultants. A total of 12,000,000 shares of our common stock are available for issuance under the Plan. However, the maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will increase effective on the first day of each of our fiscal quarters by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter less the number of shares that may be sold under the Plan and the number of shares that may be issued under any other stock option plan; or (ii) such lesser number of shares of common stock as may be determined by our Board of Directors.

6.

Also on October 15, 2008, we issued incentive stock options to purchase 2,000,000 shares at an exercise price of $0.16 per share to Norris R. Harris, our Chief Executive Officer, Chairman and Director, and incentive stock options to purchase 500,000 shares at an exercise price of $0.14 per share to James Fajack, our Chief Financial Officer and Director. The incentive stock options may exercised on or before October 14, 2010.

We also issued non-qualified stock options to purchase 2,000,000 shares to Logan Anderson, our President, Secretary, Treasurer and Director, and 4,000,000 shares to various employees and consultants. The non-qualified stock options may be exercised at a price of $0.16 per share until October 14, 2010.

OIL AND GAS EXPLORATION ACTIVITIES

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

Under the terms of the Agreement, May transferred and assigned to us all its right, title and interest in the Prospect, the Purchase and Sale Agreement and the Data in consideration of the following:

(a)	the issuance to May of 50,000,000 shares of our common stock within five (5) business days of the date of the Agreement (which shares have been issued); and

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

Subsequent to entering into the Agreement, we have acquired additional acreage in and around the Airport Leases. As a result, we have increased our acreage to approximately 2,764 acres.

West Lake Boudreaux Prospect

We acquired a 27.5% working interest (19.8% net revenue interest) in oil and gas leases totaling 192.12 net acres and 698.62 gross acres in the Westlake Boudreaux Field located in Terrebonne Parish, Louisiana shallow state waters. The first well is expected to be drilled during the last quarter of 2008. The well will be drilled to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field.

S. Rosenburg Prospect

Our interest in the S. Rosenburg Prospect consists of a 26.25% working interest covering 935 acres located in Fort Bend, Texas.

Central Utah Hingeline Project

We have leased 67,025 net acres covering 69,759 gross acres along the four main Hingeline faults located within a five county area of Southern Utah. Our exploration and development program on this property has been suspended pending our ability to obtain additional financing. We will be focusing our resources on the development of the Airport Leases and the West Lake Boudreaux Prospect.

WORLDBID OPERATIONS

On July 7, 2008, we completed the disposition of our Worldbid Operations. The disposition was completed pursuant to the terms and conditions of the Share Purchase Agreement dated June 5, 2008 (the “Share Purchase Agreement”) among the Company, Marktech Acquisition Corp. (“Marktech”) and Worldbid International Inc. (“Worldbid”). Under the terms of the Share Purchase Agreement, we sold all of the shares of Worldbid and all Worldbid related business assets to Marktech in consideration of $50,000 and the assumption of approximately $93,000 in liabilities. The cash portion of the purchase price consisted of $25,000 in cash and a non-interest bearing promissory note in the amount of $25,000 in favor of the Company due on August 6, 2008 (which amount has been paid). As additional consideration, we assigned to Marktech its right and interest in the intercompany loan between the Company and Worldbid. In addition, Marktech will indemnify us from any liabilities or damages arising out of the liabilities of Worldbid and the liabilities assumed by Marktech. We disposed of the subsidiary in order to concentrate our efforts on our core oil and gas business.

PLAN OF OPERATION

Our plan of operation over the next twelve months is to continue with the exploration and development of our oil and gas operations. We plan to focus our resources on the exploration and development of the Airport Leases and West Lake Boudreaux Prospect.

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

West Lake Boudreaux Prospect

Our plan of operation for our West Lake Boudreaux Prospect is to commence drilling in the last quarter of 2008. The well will be drilled to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field. The well is projected to cost $6,453,300 to drill and complete with our portion estimated at $1,774,657.

We do not currently have, and are not expected to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas operations will be dependent upon our ability to obtain additional financing.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	July 31, 2008	July 31, 2007	(Decrease)
Revenue	$-	$-	n/a
Operating Expenses	$(309,263)	$(873,301)	(64.6)%
Other Expenses	$70,833	$(10,972)	745.6%
Net Loss	$(238,430)	$(884,273)	(73.0)%

Revenues

We have not earned any revenues from our oil and gas activities to date. We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Expenses

The major components of our expenses for the three months ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	July 31, 2008	July 31, 2007	(Decrease)
Oil and Gas Exploration Expenses	$131,541	$599,195	(78.0)%
Selling, General and Administrative	$177,672	$273,111	(34.9)%
Expenses
Depreciation and Amortization	$50	$995	(95.0)%
Total Expenses	$309,263	$873,301	(64.6)%

The decrease of our oil and gas exploration expenses for the three months ended July 31, 2008 is due to the fact that we did not have sufficient resources to carry out our exploration and drilling program on our oil and gas properties.

Selling and administrative expenses for the three months ended July 31, 2008 primarily relate to remuneration paid to our officers and directors; and accounting and legal fees in connection with our ongoing filing requirements under the Exchange Act.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities on our Airport Leases and West Lake Boudreaux Prospect.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$65,510	$109,307	(40.1)%
Current Liabilities	$(5,693,374)	$(1,794,750)	217.2%
Working Capital Surplus (Deficit)	$(5,627,864)	$(1,685,443)	233.9%

Cash Flows
	Three Months Ended
	July 31, 2008	July 31, 2007
Net Cash Used in Operating Activities	$(361,620)	$(336,095)
Net Cash From Investing Activities	$(1,480,813)	$(641,793)
Net Cash Provided By Financing Activities	$1,800,015	$-
Net Increase (Decrease) in Cash During Period	$(42,418)	$(977,888)

The increase in our working capital deficit at July 31, 2008 from our year ended April 30, 2008 is primarily a result of the fact that we had no revenue or sources of long-term financing during the three months ended July 31, 2008.

Subsequent to our three months ended July 31, 2008, we completed the following equity financings:

(a)	the sale of 8,660,000 shares of our common stock at a price of $0.25 per share for total gross proceeds of $2,165,000; and

(b)	the sale of 1,600,000 units at a price of $0.10 per unit for total gross proceeds of $1,600,000.

On August 18, 2008, we received a loan of $150,000 from Mr. Harris, our Chief Executive Officer and a Director. The loan is non-interest bearing, unsecured and due on demand.

Financing Requirements

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share (the “Private Placement Offering”). Subsequently on August 28, 2008, the offering price for the Private Placement Offering was reduced from $0.40 per share to $0.25 per share for aggregate gross proceeds of $3,125,000. The proceeds of the Private Placement Offering will be used to fund our business and for working capital purposes. The Private Placement Offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We may also pay commissions of up to 10% where permitted by law to licensed brokers or investment dealers or other qualified finders introducing purchasers of the Private Placement Offering. There is no assurance that the Private Placement Offering will be completed on the above terms or at all.

Historically, we have been dependent on sales of equity securities, issuances of convertible debt securities, and related party loans as sources of financing. There are no assurances that we will be able to obtain additional financing from these sources in the future. We do not currently have any underwriting, long-term debt financing or other financing arrangements in place.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the interim financial statements included in this Quarterly Report.

Revenue Recognition

(i)

Oil and Gas Revenues – We recognize oil and gas revenues from our interests in producing wells as oil and gas is produced and sold from these wells. We have no gas balancing arrangements in place. Since inception, no oil and gas revenues have been recorded.

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

The costs of unproven leases, which become productive, are reclassified to proved properties when proven reserves are discovered in the property. To date, no properties have been classified as proved properties. Unproven oil and gas interests are carried at original acquisition costs, including filing and title fees. Depreciation and depletion of the capitalized costs for producing oil and gas properties will e proved by the unit-of-production method based on proven oil and gas reserves.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2008, we entered into a settlement agreement with DHS. Under the terms of the settlement agreement, we agreed to pay $100,000 to DHS on execution of the settlement agreement and $484,820.11 on or before December 31, 2008. As of the date of this Quarterly Report, we paid $25,000 of the initial $100,000 under the settlement agreement to DHS. Due to our inability to pay the initial $100,000, DHS obtained a judgment order against us in the amount of $559,830.11 (the balance remaining under the settlement agreement) plus interest at a rate of 10% per annum.

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

We did not earn any revenues during the period and have a working capital deficit of $5,627,864. Accordingly, we will require additional financing in order to complete our plan of operation for our oil and gas activities and satisfy our existing creditors. In addition, we may not be able to make the required rental payments on our existing oil and gas leases when they become due. If we fail to make the required rental payments when they are due, we may lose our rights under those leases.

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

We have sustained net losses from operations since our inception. We recorded a net loss of $238,430 during the three months ended July 31, 2008 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended July 31, 2008.

ITEM 5.               OTHER INFORMATION.

Private Placement Offering

On October 14, 2008, we completed a private placement of 1,600,000 units at a price of $0.10 per unit for gross proceeds of $160,000. Each unit consists of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at a price of $0.12 per share for a period of two years from the date of issuance. The offering was made to one accredited investor pursuant to Rule 506 of Regulation D.

Adoption of 2008 Stock Option Plan

On October 15, 2008, our Board of Directors adopted our 2008 Stock Option Plan (the "Plan"). The Plan allows us to grant certain options to our officers, directors and employees, as well as certain qualifying consultants.

A total of 12,000,000 shares of our common stock are available for issuance under the Plan. However, the maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will increase effective on the first day of each of our fiscal quarters by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter less the number of shares that may be sold under the Plan and the number of shares that may be issued under any other stock option plan; or (ii) such lesser number of shares of common stock as may be determined by our Board of Directors.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the Plan must be approved by our stockholders within 12 months of its adoption. The Plan has not been approved by our stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Issuance of Stock Options

Also on October 15, 2008, we issued incentive stock options to purchase 2,000,000 shares at an exercise price of $0.16 per share to Norris R. Harris, our Chief Executive Officer, Chairman and Director, and incentive stock options to purchase 500,000 shares at an exercise price of $0.14 per share to James Fajack, our Chief Financial Officer and Director. The incentive stock options may exercised on or before October 14, 2010.

We also issued non-qualified stock options to purchase 2,000,000 shares to Logan Anderson, our President, Secretary, Treasurer and Director, and 4,000,000 shares to various employees and consultants. The non-qualified stock options may be exercised at a price of $0.16 per share until October 14, 2010

ITEM 6.               EXHIBITS.

Exhibit	Description of Exhibit
Number

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 among the Company, Royalite Acquisition Corp. and Royalite Petroleum Corp.(9)

2.2	Agreement and Plan of Merger entered into on February 28, 2007 between the Company and Royalite Acquisition Corp.(10)

3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)

3.2	By-Laws of the Company.(1)

3.3	Articles of Merger between Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)

3.4	Articles of Merger between Royalite Acquisition Corp. and the Company.(10)

4.1	Specimen Stock Certificate.(1)

10.1	Executive Consultant Agreement dated September 1, 2001 between the Company and Logan B. Anderson.(2)

Exhibit	Description of Exhibit
Number

10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between the Company and Logan B. Anderson.(3)

10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between the Company and Logan B. Anderson.(4)

10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between the Company and Logan B. Anderson.(5)

10.5	Agreement and Plan of Merger dated August 23, 2006 between the Company and Royalite Petroleum Corp.(6)

10.6	Settlement Agreement dated August 31, 2006 between the Company and Howard Thomson.(7)

10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.(11)

10.8	Consulting Agreement dated August 1, 2007 between the Company and Kapco Consultants Corp.(11)

10.9	Letter Agreement dated October 1, 2007 between Central Utah Lease Acquisition, L.P. and the Company.(12)

10.10	Consulting Agreement dated November 30, 2007 between CRG Partners, Inc. and the Company.(13)

10.11	Agreement dated effective April 2, 2008 between the Company and May Petroleum, Inc.(14)

10.12	Management Agreement dated April 2, 2008 between the Company and Norris R. Harris.(14)

10.13	Share Purchase Agreement dated for reference June 5, 2008 among the Company, Worldbid International Inc. and Marktech Acquisition Corp.(15)

10.14	Consulting Agreement dated September 8, 2008 between La Jolla IPO Incorporated and the Company.(16)

10.15	2008 Stock Option Plan adopted October 15, 2008

10.16	Form of Directors/Officers Stock Option Agreement – Incentive Stock Options

10.17	Form of Directors/Officers Stock Option Agreement – Non-Qualified Stock Options

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our Registration Statement on Form 10-SB 12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.

(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 12, 2007.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2007.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on April 4, 2008.
(15)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 6, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	October 20, 2008	By:	/s/ Norris R. Harris
NORRIS R. HARRIS
Chief Executive Officer
(Principal Executive Officer)

Date:	October 20, 2008	By:	/s/ D. James Fajack
D. JAMES FAJACK
Chief Financial Officer
(Principal Accounting Officer)