Form 10-Q
period 2008-10-31
ROYALITE PETROLEUM CO INC.
filed 2008-12-19
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 15, 2008, the Registrant had 99,464,054 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royalite,” and the “Company” mean Royalite Petroleum Company Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31	APRIL 30
	2008	2008
	(Unaudited)

ASSETS
Current
Cash and cash equivalents	$4,951	$43,469
Prepaid expenses	145,659	23,959
Assets held for discontinued operations	-	41,879
	150,610	109,307

License Rights (Note 4)	2,499	2,599
Deposits on Unproven Oil and Gas Properties –
Related Party (Note 5)	215,000	12,700,000
Deposits on Unproven Oil and Gas Properties (Note 6)	162,000	-
Unproven Oil and Gas Properties (Note 7)	18,750,183	2,520,413
Deposits	60,000	60,000

	$19,340,292	$15,392,319

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,162,761	$1,280,122
Leases payable – Related Parties (Note 8)	357,445	-
Leases payable (Note 9)	1,750,028	-
Loans payable – Related Parties (Note 10)	165,750	46,750
Share subscriptions received (Note 11)	300,000	364,985
Notes payable (Note 12)	20,000	20,000
Liabilities held for discontinued operations	-	82,893
	3,755,984	1,794,750
STOCKHOLDERS’ EQUITY

Capital Stock (Note 13)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001

Issued:
99,467,270 common shares (April 30, 2008 –
88,207,270)	99,467	88,207

Additional Paid-In Capital	22,265,363	19,076,223
Warrants	429,700	351,100
Accumulated Deficit During Exploration Stage	(7,210,222)	(5,909,658)
Accumulated Other Comprehensive Loss	-	(8,303)
	15,584,308	13,597,569

	$19,340,292	$15,392,319

Commitments and Contingencies (Note 14)
Subsequent Event (Note17)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					PERIOD
					FROM
					INCEPTION
					DECEMBER 2,
					2005
	THREE MONTH PERIOD		SIX MONTH PERIOD		TO
	ENDED OCTOBER 31		ENDED OCTOBER 31		OCTOBER 31
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Oil and gas exploration expenses	42,692	(12,805)	174,233	678,390	3,266,085
Selling , general and administrative
expenses	1,017,775	132,811	1,195,447	405,922	3,089,092
Depreciation and amortization	50	995	100	1,990	7,051
Loss on disposal of assets	-	-	-	-	10,001
	1,060,517	121,001	1,369,780	1,086,302	6,372,229

Loss from Operations	(1,060,517)	(121,001)	(1,369,780)	(1,086,302)	(6,372,229)

Other Income (Expenses)
Interest expense	(1,617)	(934)	(3,034)	(2,091)	(7,196)
Fair value of discount on private
placement	-	-	-	-	(763,800)
Oil and gas property write offs	-	(92,000)	-	-	(92,000)
Gain (Loss) on discontinued
operations	-	(15,959)	511	(25,774)	(46,736)
Gain on disposal of Worldbid
International Inc. and Worldbid
business operating net assets	-	-	71,739	-	71,739
	(1,617)	(108,893)	69,216	(27,865)	(837,993)

Net Loss	$(1,062,134)	$(229,894)	$(1,300,564)	$(1,114,167)	$(7,210,222)

Basic and Diluted Loss per Common
Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of
Common Shares Outstanding	97,071,011	24,960,667	92,687,532	24,960,667

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

					PERIOD
					FROM
					INCEPTION
					DECEMBER 2,
					2005
	THREE MONTH PERIOD		SIX MONTH PERIOD		TO
	ENDED OCTOBER 31		ENDED OCTOBER 31		OCTOBER 31
	2008	2007	2008	2007	2008

Net Loss	$(1,062,134)	$(229,894)	$(1,300,654)	$(1,114,167)	$(7,210,222	)-

Other Comprehensive Income
(Loss)
Foreign currencytranslation
adjustment	-	(4,966)	8,303	(7,750)	-

Comprehensive Loss	$(1,062,134)	$(234,860)	$(1,292,351)	$(1,121,917)	$(7,210,222)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
	SIX MONTH PERIOD		2005
	ENDED OCTOBER 31		TO
	2008	2007	OCTOBER 31, 2008
Cash Flows From Operating Activities
Net loss	$(1,300,564)	$(1,114,167)	$(7,210,222)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	100	1,990	7,051
Fair value of discount on private placement	-	-	763,800
Stock based compensation	784,000		784,000
Fair value of stock issued pursuant to
investor relations contracts	38,800	-	86,300
Loss on disposal of property and
equipment	-	-	10,001
Gain on disposal of Worldbid International
Inc. and Worldbid business operating net
assets	(71,739)	-	(71,739)
Write-off of oil and gas property exploration
expenditures	-	599,195	2,250,118
Write off of oil and gas property acquisition
costs	-	92,000	92,000
Changes in Operating Assets and Liabilities
Prepaid expenses	9,500	77,809	(4,959)
Other assets	-	1,079	-
Deposits	-	3,500	(60,000)
Assets held for discontinued operations	4,631	145,396	4,941
Accounts payable and accrued liabilities	(118,483)	(237,864)	1,107,694
Liabilities held for discontinued operations	11,461	21,108	6,642
Net Cash Used in Operating Activities	(642,294)	(409,954)	(2,234,373)

Cash Flows From Investing Activities
Cash paid on deposit for unproven oil
property – related party (net)	125,000	-	(215,000)
Cash paid on deposit for unproven oil
property	(162,000)	-	(162,000)
Cash paid on unproven oil properties	(1,762,297)	(678,116)	(6,532,828)
Cash acquired on reverse merger	-	-	4,038,375
Proceeds of disposal, net of Cash disposed of
on sale of of Worldbid International Inc. and
Worldbid business net assets	24,058	-	24,058
Acquisition of property and equipment	-	-	(16,551)
	(1,775,239)	(678,116)	(2,863,946)
Cash Flows From Financing Activities
Payments on notes payable- related party	-	-	(98,294)
Proceeds from Stock issuances	2,325,000	-	4,659,200
Proceeds from share subscriptions received	(64,985)	-	300,000
Proceeds from loans payable - related parties	119,000	15,000	242,364
	2,379,015	15,000	5,103,270
Net Increase (Decrease) in Cash and Cash
Equivalents	(38,518)	(1,073,070)	4,951

Cash and Cash Equivalents, beginning of
Period	43,469	1,140,982	-

Cash and Cash Equivalents, end of Period	$4,951	$67,912	$4,951

(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			PERIOD FROM
			INCEPTION
			DECEMBER 2
			2005
	SIX MONTH PERIOD		TO
	ENDED OCTOBER 31		OCTOBER 31,
	2008	2007	2008

Supplementary Cash Flow Information

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$-	$3,905,530
Stock issued as deposit on Oil and Gas
property - Related Party	$-	$-	$12,000,000
Stock issued for acquisition of Oil and
Gas properties	$92,000	$-	$92,000
Stock issued as finders fees for Oil and
Gas property	$-	$-	$360,000
Stock issued pursuant to investor
relations contracts	$170,000	-	170,000

See Accompanying Notes to Financial Statements

ROYALITEPETROLEUM COMPANYINC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
(Unaudited)

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

ROYALITEPETROLEUM COMPANYINC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
(Unaudited)

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

ROYALITEPETROLEUM COMPANYINC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
(Unaudited)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2008	88,207,270	$88,207	$19,076,223	$351,100	$(5,909,658)	$(8,303)	$13,597,569

Common shares issued for
cash; Reg. D - Private
Placement at $0.25 per share	8,660,000	8,660	2,156,340	-	-	-	2,165,000
Common shares issued
pursuant to investor relations
contracts	1,000,000	1,000	169,000	-	-	-	170,000
Units of Common Stock issued
for cash; Reg. D - Private
Placement at $0.10 per unite	1,600,000	1,600	79,800	78,600	-	-	160,000
Stock based compensation	-	-	784,000	-	-	-	784,000
Foreign currency adjustment	-	-	-	-	-	(1,122)	(1,122)
Foreign currency adjustment
eliminated on disposition of
Worldbid International Inc.	-	-	-	-	-	9,425	9,425
Net Loss	-	-	-	-	(1,300,564)	-	(1,300,564)

Balance October 31, 2008	99,467,270	$99,467	$22,265,363	$429,700	$(7,210,222)	$-	$15,584,308

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

1.	OPERATIONS (Continued)

	c)	Going Concern

As of October 31 2008, the Company incurred cumulative net losses of approximately $7,210,222 from operations and has a negative working capital of $3,605,374. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

The Company earned revenue by selling subscriptions to its service, advertising on email communications to businesses using the Company’s website services, direct advertising by businesses on its website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered.

Subscriptions received in advance for access to the Company’s website services were recognized as income over the period of the subscriptions.

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

3.	DISPOSAL OF BUSINESS SEGMENT (Continued)

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

The following table summarizes the consideration received and the book value of assets and liabilities disposed of:

		Worldbid Net
	Worldbid	Business
	International	Assets Held by
	Inc.	Royalite	Total

Cash and cash equivalents	$1,482	$24,460	$25,942
Other amounts receivables	1,001	795	1,796
Amount owing to Royalite	2,654,300	-	2,654,300
Deposits	12,131	20,404	32,535
Equipment	1,382	1,535	2,917
Total assets eliminated on disposal	2,670,296	47,194	2,717,490

Accounts payable and accrued liabilities
	69,676	10,608	80,284
Deferred income	-	14,070	14,070
Total liabilities eliminated on disposal	69,676	24,678	94,354

Accumulated other comprehensive loss
eliminated on disposal	-	-	9,425

Net Assets eliminated on disposal			2,632,561

Consideration received
Cash			25,000
Note receivable – fully settled			25,000
Forgiveness of amount owing to Royalite			2,654,300
			2,704,300

Net Gain on Disposal			$71,739

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

4.	LICENSE RIGHTS

License rights consist of the following:

	OCTOBER 31	APRIL 30
	2008	2008

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(501)	(401)
	$2,499	$2,599

5.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES – RELATED PARTY

	OCTOBER 31	APRIL 30
	2008	2008

May Petroleum Inc. (a)	$-	$12,700,000

May Petroleum Inc. (b)	215,000	-

	$215,000	$12,700,000

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

b)

During the period ended October 31, 2008, the Company advanced $215,000 to May Petroleum Inc. pursuant to an oil and gas property agreement whereby the Company will acquire a 100% working interest in 895 acres of an oil and gas prospect in Matagorda County, Texas.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

6.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES

	OCTOBER 31	APRIL 30
	2008	2008

Fort Bend County, Texas. (a)	$100,000	$-

Matagorda County, Texas. (b)	62,000	-

	$162,000	$-

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

7.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

	OCTOBER 31	APRIL 30
	2008	2008

Acquisition costs	$18,650,800	$2,564,701
Less: Write off of abandoned property	(92,000)	(92,000)
	18,558,800	2472,701

Exploration costs	3,040,696	2,897,025
Less: Write off of cost on abandoned well	(2,849,313)	(2,849,313)
	191,383	47,712

	$18,750,183	$2,520,413

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

7.	UNPROVEN OIL AND GAS PROPERTIES (Continued)

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

From May 1, 2008 to October 31, 2008, the Company capitalized $143,671 in legal fees, consulting fees, engineering fees, lease renewal costs and environmental service costs related to acquiring oil and gas properties in Matagorda County, Texas and in Terrebonne Parish, Louisiana.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

8.	LEASES PAYABLE - RELATED PARTY

During the three month period ended July 31, 2008, the Company advanced $500,000 to May pursuant to an oil and gas property agreement whereby the Company acquired May’s interest in 1,744 acres of an oil and gas prospect in Matagorda County, Texas. Transfer of title was completed on June 2, 2008, and the Company recorded a payable of $500,000 for the remaining balance due to May. On August 8, 2008, the Company paid May $150,000. As at October 31, 2008, the balance remaining was $350,000.

During the three month period ended July 31, 2008, the Company entered into an Assignment of Oil, Gas and Mineral Leases on 910 acres in Matagorda County, Texas. The Company paid $159,023 to a non-related party, $250,000 to May and recorded a payable of $7,445 due to May.

9.	LEASES PAYABLE

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

10.	LOANS PAYABLE – RELATED PARTIES

Loans payable comprise the following:

	OCTOBER 31	APRIL 30
	2008	2008

Amount due to a director, is unsecured, payable
on demand. and non interest bearing	$119,000	$-
Amount due to a director, is unsecured, payable
on demand and bears interest at 10% per
annum.	26,680	26,680
Amount due to significant shareholder,
unsecured, payable on demand and non
interest bearing	20,070	20,070

	$165,750	$46,750

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

11.	SHARE SUBSCRIPTIONS RECEIVED

Pursuant to a private placement offering of 12,500,000 common shares at $0.25 to raise gross proceeds of $3,125,000. At October 31, 2008, the Company had received share subscriptions amounting to $300,000. (April 30, 2008 – $364,985, pursuant to a private placement of 8,660,000 common shares at $0.25 per share.).

12.	NOTES PAYABLE

Notes payable of $20,000 (April 30, 2008 - $20,000) are due upon demand, bear interest at 15% per annum, payable annually, and are secured by a general security agreement over the assets of Royalite Petroleum Company Inc. and by a subordination of intercompany debt between Royalite Petroleum Company Inc and Worldbid International Inc.

13.	CAPITAL STOCK

	a)	Common and Preferred Stock:

As of October 31, 2008, there were 99,467,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

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

xiii	On October 12, 2007, the Company issued 200,000 common shares pursuant to an oil and gas property agreement. The fair value of the issuance was $92,000

ix)	On November 30, 2007, the Company issued 100,000 common shares pursuant to on investor relations agreement. The fair value of the issuance was $57,000.

x)	On April 2, 2008, the Company issued 50,000,000 common shares to May Petroleum Inc. (“May”) pursuant to an oil and gas property agreement. The fair value of the issuance was $12,000,000. (Note 6)

xi)

On April 2, 2008, the Company issued 1,000,000 common shares as commission in connection with the oil and gas property acquired on April 2, 2008 from May Petroleum Inc. The fair value of the issuance was $360,000. (Note 6)

xii)	On August 6, 2008, the Company completed a private placement of 8,660,000 shares of common stock at a price of $0.25 per share for gross proceeds of $2,165,000.

xiii)	On September 8, 2008, the Company issued 1,000,000 common shares pursuant to an investor relations contract.

xiv)

On October 14, 2008, the Company completed a private placement of 1,600,000 units at a price of $0.10 per unit for aggregate proceeds of $160,000. Each unit comprises one common share and one share purchase warrant. Each warrant entitles the holder to acquire one common share at $0.12 until October 13, 2010.

The fair value of the warrant is $78,600 based on the Black-Scholes pricing model. The fair value of the warrant is estimated on the date of closing using the Black- Scholes option pricing model with the following weighted average assumptions:

Period Ended
October 31,
2008

Risk free interest rate	2.72%
Expected life	2 years
Expected volatility	134%
Expected dividend yield	-
Weighted average of fair value of options granted	$0.097

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

	b)	Stock Options

The Company approved the 2008 Stock Option Plan (the “Plan”) for directors, employees and consultants of the Company on October 15, 2008. The Company reserved 12,000,000 shares of common stock of its unissued share capital for the Plan.

The Plan provides for the administrator to have absolute discretion with regard to the vesting provision of options granted pursuant to the plan.

The exercise price of options granted under the Plan will be as follows:

		i)	Directors and employees

not less than 100% of the full market value per common share at the date of grant, and in the case of incentive stock options granted to a participant who controls 10% or more of the totoal combined voting power of all classes of stock of the Company, not less than 110% of the full market value on the date of the grant.

		ii)	Consultants

not less than 70% of the fair market value per common share at the date of grant;

Options granted under the Plan that have vested will expire the earlier of:

a)	ten years from the date of grant;
b)	the last day of the option term;
c)	the termination of the officer, employee or consultant upon cause unless the plan administrator determines otherwise;
d)	30 days after the termination of the officer, employee or consultant other than by cause, death or disability;
e)	six months year after the date of termination of the officer, employee or consultant due to death or disability.

Options granted under the Plan that have not vested will expire upon the employment termination date.

A summary of changes in stock options for the six month period ended October 31, 2008, and the year ended April 30, 2008 is as follows:

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

SIX MONTH
	PERIOD ENDED		YEAR ENDED
	OCTOBER 31, 2008		APRIL 30, 2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	-	$-

Granted	8,500,000	0.145	-	-

Outstanding, end of period	8,500,000	$0.145	-	$-

The following is a summary of the status of stock options outstanding and exercisable at October 31, 2008:

Weighted
Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

2,000,000	$ 0.16	1.96 years
6,500,000	0.14	1.96 years

c)	Share Purchase Warrants

A summary of changes in share purchase warrants for the six month period ended October 31, 2008, and the year ended April 30, 2008 is as follows:

	SIX MONTH
	PERIOD ENDED		YEAR ENDED
	OCTOBER 31, 2008		APRIL 30, 2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	2,971,098	$1.22

Issued	1,600,000	0.12	-	-
Expired	-	-	(2,971,098)	(1.22)

Outstanding, end of period	1,600,000	$0.12	-	$-

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

	c)	Share Purchase Warrants (continued)

A summary of changes in share purchase warrants for the six month period ended October 31, 2008, and the year ended April 30, 2008 is as follows:

	SIX MONTH
	PERIOD ENDED		YEAR ENDED
	OCTOBER 31, 2008		APRIL 30, 2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	2,971,098	$1.22

Issued	1,600,000	0.12	-	-
Expired	-	-	(2,971,098)	(1.22)

Outstanding, end of period	1,600,000	$0.12	-	$-

The following is a summary of the status of share purchase warrants outstanding and exercisable at October 31, 2008:

Weighted
Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

1,600,000	$ 0.12	1.96 years

d)	Stock-Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid in capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder is recorded as an increase to share capital and additional paid-in capital. Compensation costs attributable to the issuance of share purchase warrants to employees, directors or consultants, is measured at fair value at the date of issuance of the warrant and expensed with a corresponding increase to additional paid in capital at the time of issuance of the warrant. Upon exercise of the warrant, consideration paid by the warrant holder is recorded as an increase to share capital and additional paid-in capital.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK – (Continued)

	d)	Stock-Based Compensation (Continued)

During the six month period ended October 31, 2008, 8,500,000 stock options were granted. (Six month period ended October 31, 2007 – no stock options were granted) The total fair value of the 8,500,000 options granted during the six month period ended October 31, 2008 was $784,000 based on the Black-Scholes option pricing model. Since the options vested immediately the Company recorded $784,000 in stock-based compensation for the options vesting during the six month period ended October 31, 2008. (Six month period ended October 31, 2007 - $nil).

The weighted average assumptions used in calculating the fair value of stock options granted during the six month period ended October 31, 2008 using the Black-Scholes option pricing model are as follows:

PERIOD ENDED
OCTOBER 31,
2008

Risk free interest rate	2.72%
Expected life	2 years
Expected volatility	134%
Expected dividend yield	-
Weighted average of fair value of options granted	$0.09

14.	COMMITMENTS AND CONTINGENCIES

	a)	Commitments

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

On September 8, 2008, the Company entered into a consulting agreement with La Jolla IPO Incorporated. (“LIPO”) whereby LIPO will provide investor relations and equity capital financing services to the Company for a term of six months expiring March 7, 2009. In consideration for the services to be rendered, the Company granted LIPO 1,000,000 common shares (issued) and will also pay finders fees of 7.667% of any completed equity or loan financing generated by LIPO. Furthermore should LIPO’s efforts result in Joint Ventures/Sales or Sales distribution contracts being entered into by the Company, the Company will remunerate LIPO an introduction fee of 2% of the value of any such arrangement.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

14.	COMMITMENTS AND CONTINGENCIES (Continued)

	b)	Contingencies

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

On August 31, 2008, we entered into a settlement agreement with DHS. Under the terms of the settlement agreement, we agreed to pay $100,000 to DHS on execution of the settlement agreement and $484,820.11 thereafter. The Company has paid $25,000 of the initial $100,000 under the settlement agreement to DHS. Due to our inability to pay the initial $100,000, DHS obtained a judgment order against us in the amount of $559,830.11 (the balance remaining under the settlement agreement) plus interest at a rate of 10% per annum. As at October 31, 2008, the Company has provided for $560,000 in relation to this claim.

15.	RELATED PARTY TRANSACTIONS

Related party transactions which have not been disclosed elsewhere in the financial statements include the following:

a)

Included in accounts payable is $132,480 (April 30, 200 - $111,991) due to directors or Companies controlled by directors of the Company. The amount is unsecured and without specified terms of repayment.

	b)	Included in liabilities held for discontinued operations is $nil (April 30, 2007 - $4,603) due to a director.

	c)	During the six month periods ended October 31, 2008 and 2007 the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

15.	RELATED PARTY TRANSACTIONS

	OCTOBER 31	JULY 31
	2008	2007

Balance Sheet Items
Unproven Oil and Gas Properties	$13,612,445	$-

Income Statement Items
Consulting fees	30,000	-
Interest expense	1,334	1,084
Management fees	60,000	60,000
Oil and gas exploration expenses- consulting
fees	1,107	55,000
Stock based compensation	412,000	-
Expenses included in (gain) loss on
discontinued operations (net)	9,661	54,568

	$514,102	$170,652

16.	SEGMENTED INFORMATION

Prior to the disposal of the Worldbid business to business segment of the Company during the six month period ended October 31, 2008, the Company operated in two geographic and business segments as follows:

	a)	the oil and gas industry (USA) and;

	b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the six month period ended October 31, 2008 and the year ended April 30, 2008 are as follows:

October 31, 2008	USA	Canada	Total

Assets	$19,340,292	$-	$19,340,292
Liabilities	$3,755,984	$-	$3,755,984
Loss (Income) for the
period	$1,301,075	$(511)	$1,300,564

April 30, 2008	USA	Canada	Total

Assets	$15,350,440	$41,879	$15,392,319
Liabilities	$1,711,857	$82,893	$1,794,750
Loss for the period	$1,515,988	$37,528	$1,553,516

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Stated in U.S. Dollars)
(Unaudited)

17.	SUBSEQUENT EVENT

On December 11, 2008, the Board of Directors approved a private placement offering of 20,000,000 shares of common stock at a price of $0.05 per share for aggregate gross proceeds of $1,000,000. There is no assurance that the private placement offering or any part of it will be completed on the above terms or at all.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our first fiscal quarter ended July 31, 2008:

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

2.

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share. Subsequently on August 28, 2008, the offering price for this private placement offering was reduced from $0.40 per share to $0.25 per share for aggregate gross proceeds of $3,125,000. To date, we have received proceeds of $300,000 from the sale of shares under this private placement offering. However, we have not issued any of these shares. We anticipate that we will issue the shares in the near future. There is no assurance that we will be able to complete the sale of the remaining shares under this offering.

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

6.

Also on October 15, 2008, we issued incentive stock options to purchase 2,000,000 shares at an exercise price of $0.16 per share to Norris R. Harris, our Chief Executive Officer, Chairman and Director, and incentive stock options to purchase 500,000 shares at an exercise price of $0.14 per share to D. James Fajack, our Chief Financial Officer and Director. The incentive stock options may be exercised on or before October 14, 2010.

We also issued non-qualified stock options to purchase 2,000,000 shares to Logan Anderson, our President, Secretary, Treasurer and Director, and 4,000,000 shares to various employees and consultants. The non-qualified stock options may be exercised at a price of $0.16 per share until October 14, 2010.

7.

On December 11, 2008, our Board of Directors approved a private placement offering of 20,000,000 shares of our common stock at a price of $0.05 per share for aggregate gross proceeds of $1,000,000. The private placement offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. There is no assurance that the private placement offering or any part of it will be completed on the above terms or at all.

OIL AND GAS EXPLORATION ACTIVITIES

Airport Leases

On April 2, 2008, we entered into an agreement with May Petroleum, Inc. (“May”), a Texas company controlled by Norris R. Harris, our Chief Executive Officer, Chairman and Director, to acquire May’s interest in an oil and gas prospect (the “Prospect”) in Matagorda County, Texas, including obtaining an assignment of a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to acquire a 70% net revenue interest in a lease covering approximately 1,500 acres (the “Airport Lease”) and obtaining and reviewing significant geophysical, geological, title and engineering data (the “Data”) on the Airport Lease and an area of mutual interest (the “Area of Mutual Interest”) covering 30 square miles surrounding the Airport Lease.

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

We are responsible for making all payments and completing all acts required under the Purchase and Sale Agreement or any other agreements in respect of properties comprising the Prospect. Under the terms of the Purchase and Sale Agreement, we were required to pay an additional $900,000 as follows:

(i)	$400,000 on April 21, 2008 (which amount has been paid); and
(ii)	$500,000 on July 13, 2008 (which amount has been paid).

Under the terms of the Airport Lease, we commenced operations to drill on the Airport Lease on August 1, 2008. In addition, we paid an operation bonus payment of $150,000 to the landowner.

Subsequent to entering into the Agreement, we have acquired additional acreage in and around the Airport Leases. As a result, we have increased our acreage to approximately 2,764 acres.

West Lake Boudreaux Prospect

In 2008, we acquired a 27.5% working interest (19.8% net revenue interest) in oil and gas leases totaling 192.12 net acres and 698.62 gross acres in the Westlake Boudreaux Field located in Terrebonne Parish, Louisiana shallow state waters. The first well is expected to be drilled during the last quarter of 2008. The well will be drilled to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field.

S. Rosenburg Prospect

In 2008, we acquired a 26.25% working interest in oil and gas leases totaling 935 acres located in Fort Bend, Texas that we call the “S. Rosenburg Prospect”.

Central Utah Hingeline Project

We have leased 67,025 net acres covering 69,759 gross acres along the four main Hingeline faults located within a five county area of Southern Utah. Our exploration and development program on this property has been suspended pending our ability to obtain additional financing as we intend to focus our resources on the development of the Airport Leases and the West Lake Boudreaux Prospect.

PLAN OF OPERATION

Our plan of operation over the next twelve months is to continue with the exploration and development of our oil and gas operations. We plan to focus our resources on the exploration and development of the Airport Leases and West Lake Boudreaux Prospect.

Airport Leases

We commenced the preliminary work to our drilling operations on the Airport Leases on August 1, 2008. Our drilling program on the Airport Leases is expected to cost between $100,000 to $16,000,000. The recommencement of this drilling program will be dependent upon our ability to obtain substantial financing.

West Lake Boudreaux Prospect

Our plan of operation for our West Lake Boudreaux Prospect is to drill a well will to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field. The well is projected to cost $6,453,300 to drill and complete with our portion estimated at $1,774,657. The commencement of this drilling program will be dependent upon our ability to obtain substantial financing.

We do not currently have, and are not expected to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas operations will be dependent upon our ability to obtain additional financing.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(1,060,517)	(121,001)	776.5%	(1,369,780)	(1,086,302)	26.1%
Other	(1,617)	(108,893)	(98.5)%	69,216	(27,865)	(348.4)%
Expenses
Net Loss	$(1,062,134)	$(229,894)	362.0%	$(1,300,564)	$(1,114,167)	16.7%

Revenues

We have not earned any revenues from our oil and gas activities to date. We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Expenses

The major components of our expenses for the three and six months ended October 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Oil and Gas	$42,692	$(12,805)	433.4%	$174,233	$678,390	(74.3)%
Exploration
Expenses
Selling, General and	1,017,775	132,811	666.3%	1,195,447	405,922	194.5%
Administrative
Expenses
Depreciation and	50	995	(95.0)%	100	1,990	(95.0)%
Amortization
Total Operating Expenses	$1,060,517	$121,001	776.5%	$1,369,780	$1,086,302	26.1%

The decrease of our oil and gas exploration expenses for the six months ended October 31, 2008 is due to the fact that we did not have sufficient resources to carry out our exploration and drilling program on our oil and gas properties.

Selling and administrative expenses for the six months ended October 31, 2008 primarily relate to stock based compensation to our directors, officers and consultants, remuneration paid to our officers and directors, and accounting and legal fees in connection with our ongoing filing requirements under the Exchange Act.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities on our Airport Leases and West Lake Boudreaux Prospect.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$150,610	$109,307	37.8%
Current Liabilities	(3,755,984)	(1,794,750)	109.3%
Working Capital Surplus (Deficit)	$(3,605,374)	$(1,685,443)	113.9%

Cash Flows
	Six Months Ended
	October 31, 2008	October 31, 2007
Net Cash Used in Operating Activities	$(642,294)	$(409,954)
Net Cash From Investing Activities	(1,775,239)	(678,116)
Net Cash Provided By Financing Activities	2,379,015	15,000
Net Increase (Decrease) in Cash During Period	$(38,518)	$(1,073,070)

Our working capital deficit increased from $1,685,443 at April 30, 2008 to $3,605,374 at October 31, 2008. The increase in our working capital deficit is due to the fact that we had no sources revenue or sources of long-term financing during the six months ended October 31, 2008.

Financing Requirements

We do not currently have, and are not expected to have, sufficient capital resources to meet the anticipated costs of our proposed drilling program and our general and administrative expenses. To date, we have raised financing through the sale of our common stock and short term loans. During the six months ended October 31, 2008, we completed the following financings:

(a)	the sale of 8,660,000 shares of our common stock at a price of $0.25 per share for total gross proceeds of $2,165,000;

(b)	the sale of 1,600,000 units at a price of $0.10 per unit for total gross proceeds of $1,600,000; and

(c)	a loan of $150,000 from Mr. Harris, our Chief Executive Officer and a Director. The loan is non- interest bearing, unsecured and due on demand.

On August 7, 2008, our Board of Directors approved a private placement offering of up to 12,500,000 shares of our common stock at a price of $0.40 per share. Subsequently on August 28, 2008, the offering price for this private placement offering was reduced from $0.40 per share to $0.25 per share for aggregate gross proceeds of $3,125,000. To date, we have received proceeds of $300,000 from the sale of shares under this private placement offering. However, we have not issued any of the shares. We anticipate that we will issue the shares in the near future. There is no assurance that we will be able to complete the sale of the remaining shares under this offering.

Our Board of Directors also approved a private placement offering of up to 20,000,000 shares of our common stock at a price of $0.05 per share for aggregate proceeds of $1,000,000. This private placement offering will be made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. There is no assurance that this private placement offering will be completed on the above terms or at all.

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

(ii)

Worldbid Operations – We earn revenue by selling subscriptions to our service, advertising on email communications to businesses using our website services, direct advertising by businesses on our website and from data sales to consumer oriented companies. Revenue is recognized once the service or product is delivered. Subscriptions received in advance for access to our website services are recognized as income over the period of the subscriptions. On July 7, 2008, we completed the disposition of our Worldbid Operations.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not earn any revenues during the period and have a working capital deficit of $3,605,374 as at October 31, 2008. Accordingly, we will require additional financing in order to complete our plan of operation for our oil and gas activities and satisfy our existing creditors. In addition, we may not be able to make the required rental payments on our existing oil and gas leases when they become due. If we fail to make the required rental payments when they are due, we may lose our rights under those leases.

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

We have sustained net losses from operations since our inception. We recorded a net loss of $1,300,564 during the six months ended October 31, 2008 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

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

If we do not find any oil or gas reserves or if we cannot complete the exploration of oil and gas reserves, either because we do not have the money to do it or because we will not be economically feasible to do it, we may have to cease operations. Oil and gas exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if we are able to find oil and gas reserves on our properties our ability to put those reserves into production is subject to further risks including:

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended October 31, 2008.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit	Description of Exhibit
Number

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 among the Company, Royalite Acquisition Corp. and Royalite Petroleum Corp.(9)

2.2	Agreement and Plan of Merger entered into on February 28, 2007 between the Company and Royalite Acquisition Corp.(10)

3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)

3.2	By-Laws of the Company.(1)

3.3	Articles of Merger between Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)

3.4	Articles of Merger between Royalite Acquisition Corp. and the Company.(10)

4.1	Specimen Stock Certificate.(1)

10.1	Executive Consultant Agreement dated September 1, 2001 between the Company and Logan B. Anderson.(2)

10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between the Company and Logan B. Anderson.(3)

10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between the Company and Logan B. Anderson.(4)

10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between the Company and Logan B. Anderson.(5)

10.5	Agreement and Plan of Merger dated August 23, 2006 between the Company and Royalite Petroleum Corp.(6)

10.6	Settlement Agreement dated August 31, 2006 between the Company and Howard Thomson.(7)

10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.(11)

10.8	Consulting Agreement dated August 1, 2007 between the Company and Kapco Consultants Corp.(11)

10.9	Letter Agreement dated October 1, 2007 between Central Utah Lease Acquisition, L.P. and the Company.(12)

10.10	Consulting Agreement dated November 30, 2007 between CRG Partners, Inc. and the Company.(13)

10.11	Agreement dated effective April 2, 2008 between the Company and May Petroleum, Inc.(14)

10.12	Management Agreement dated April 2, 2008 between the Company and Norris R. Harris.(14)

10.13	Share Purchase Agreement dated for reference June 5, 2008 among the Company, Worldbid International Inc. and Marktech Acquisition Corp.(15)

10.14	Consulting Agreement dated September 8, 2008 between La Jolla IPO Incorporated and the Company.(16)

10.15	2008 Stock Option Plan adopted October 15, 2008.(17)

10.16	Form of Directors/Officers Stock Option Agreement – Incentive Stock Options.(17)

10.17	Form of Directors/Officers Stock Option Agreement – Non-Qualified Stock Options.(17)

14.1	Code of Ethics.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description of Exhibit
Number

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our Registration Statement on Form 10-SB 12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 12, 2007.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2007.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on April 4, 2008.
(15)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 6, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2008.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on October 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	December 19, 2008	By:	/s/ Norris R. Harris
NORRIS R. HARRIS
Chief Executive Officer
(Principal Executive Officer)

Date:	December 19, 2008	By:	/s/ D. James Fajack
D. JAMES FAJACK
Chief Financial Officer
(Principal Accounting Officer)