Form 10-Q
period 2009-01-31
ROYALITE PETROLEUM CO INC.
filed 2009-03-23
CIK 1080399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 19, 2009, the Registrant had 100,664,054 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royalite,” and the “Company” mean Royalite Petroleum Company Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2009	2008
	(Unaudited)

ASSETS
Current
Cash and cash equivalents	$2,047	$43,469
Prepaid expenses	51,659	23,959
Assets held for discontinued operations	-	41,879
	53,706	109,307

License Rights (Note 4)	2,449	2,599
Deposits on Unproven Oil and Gas Properties –
Related Party (Note 5)	215,000	12,700,000
Deposits on Unproven Oil and Gas Properties (Note 6)	162,000	-
Unproven Oil and Gas Properties (Note 7)	18,753,562	2,520,413
Deposits	60,000	60,000

	$19,246,717	$15,392,319

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,290,453	$1,280,122
Leases payable – Related Parties (Note 8)	357,445	-
Leases payable (Note 9)	1,750,028	-
Loans payable – Related Parties (Note 10)	172,150	46,750
Share subscriptions received (Note 11)	-	364,985
Notes payable (Note 12)	20,000	20,000
Liabilities held for discontinued operations	-	82,893
	3,590,076	1,794,750
STOCKHOLDERS’ EQUITY

Capital Stock (Note 13)
Authorized:
500,000,000 common shares, par value $0.001
100,000,000 preferred shares, par value $0.001

Issued:
99,467,270 common shares (April 30, 2008 –
88,207,270)	100,667	88,207

Additional Paid-In Capital	22,564,163	19,076,223
Warrants	429,700	351,100
Accumulated Deficit During Exploration Stage	(7,437,889)	(5,909,658)
Accumulated Other Comprehensive Loss	-	(8,303)
	15,656,641	13,597,569

	$19,246,717	$15,392,319

Commitments and Contingencies (Note 14)
Subsequent Event (Note17)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					PERIOD
					FROM
					INCEPTION
					DECEMBER 2,
					2005
	THREE MONTH PERIOD		NINE MONTH PERIOD		TO
	ENDED JANUARY 31		ENDED JANUARY 31		JANUARY 31
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Oil and gas exploration expenses	-	(380)	174,233	586,010	3,266,085
Selling , general and administrative
expenses	212,200	213,260	1,407,647	618,782	3,301,292
Depreciation and amortization	50	995	150	2,985	7,101
Loss on disposal of assets	-	2,149	-	2149	10,001
	212,250	216,024	1,582,030	1,209,926	6,584,479

Loss from Operations	(212,250)	(216,024)	(1,582,030)	(1,209,926)	(6,584,179)

Other Income (Expenses)
Interest expense	(15,417)	(209)	(18,451)	(2,300)	(22,613)
Fair value of discount on private
placement	-	-	-	-	(763,800)
Oil and gas property write offs	-	-	-	(92,000)	(92,000)
Gain (Loss) on discontinued
operations	-	(3,365)	511	(29,139)	(46,736)
Gain on disposal of Worldbid
International Inc. and Worldbid
business operating net assets	-	-	71,739	-	71,739
	(15,417)	(3,574)	53,799	(126,439)	(853,410)

Net Loss	$(227,667)	$(219,598)	$(1,528,231)	$(1,333,365)	$(7,437,889)

Basic and Diluted Loss per Common
Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of
Common Shares Outstanding	99,685,793	37,107,270	95,020,286	26,987,705

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

					PERIOD
					FROM
					INCEPTION
					DECEMBER 2,
					2005
	THREE MONTH PERIOD		NINE MONTH PERIOD		TO
	ENDED JANUARY 31		ENDED JANUARY 31		JANUARY 31
	2009	2008	2009	2008	2009

Net Loss	$(227,667)	$(219,598)	$(1,558,231)	$(1,333,365)	$(7,437,889)

Other Comprehensive Income
(Loss)
Foreign currency translation
adjustment	-	1,367	8,303	(6,383)	-

Comprehensive Loss	$(227,667)	$(218,231)	$(1,549,928)	$(1,339,748)	$(7,437,889)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
	NINE MONTH PERIOD		2005
	ENDED JANUARY 31		TO
	2009	2008	JANUARY 31, 2009
Cash Flows From Operating Activities
Net loss	$(1,528,231)	$(1,333,365)	$(7,437,889)

Adjustments to reconcile net loss to Net
Cash Used in Operating Activities
Depreciation and amortization	150	2,985	7,101
Fair value of discount on private placement	-	-	763,800
Stock based compensation	784,000		784,000
Fair value of stock issued pursuant to
investor relations contracts	132,800	-	180,300
Loss on disposal of property and
equipment	-	2,149	10,001
Gain on disposal of Worldbid International
Inc. and Worldbid business operating net
assets	(71,739)	-	(71,739)
Write-off of oil and gas property exploration
expenditures	-	599,195	2,250,118
Write off of oil and gas property acquisition
costs	-	92,000	92,000
Changes in Operating Assets and Liabilities
Prepaid expenses	9,500	83,553	(4,959)
Other assets	-	1,075	-
Deposits	-	(31,500)	(60,000)
Assets held for discontinued operations	4,631	156,936	4,941
Accounts payable and accrued liabilities	9,209	(53,770)	1,235,386
Liabilities held for discontinued operations	11,461	26,881	6,642
Net Cash Used in Operating Activities	(648,219)	(453,861)	(2,240,298)

Cash Flows From Investing Activities
Cash paid on deposit for unproven oil
property – related party (net)	125,000	-	(215,000)
Cash paid on deposit for unproven oil
property	(162,000)	-	(162,000)
Cash paid on unproven oil properties	(1,765,676)	(686,404)	(6,536,207)
Cash acquired on reverse merger	-	-	4,038,375
Proceeds of disposal, net of Cash disposed of
on sale of of Worldbid International Inc. and
Worldbid business net assets	24,058	-	24,058
Acquisition of property and equipment	-	-	(16,551)
	(1,778,618)	(686,404)	(2,867,325)
Cash Flows From Financing Activities
Payments on notes payable- related party	-	-	(98,294)
Proceeds from Stock issuances	2,625,000	-	4,959,200
Proceeds from share subscriptions received	(364,985)	-	-
Proceeds from loans payable - related parties	125,400	20,070	248,764
	2,385,415	20,070	5,109,670
Net Increase (Decrease) in Cash and Cash
Equivalents	(41,422)	(1,120,195)	2,047

Cash and Cash Equivalents, beginning of
Period	43,469	1,140,982	-

Cash and Cash Equivalents, end of Period	$2,047	$20,787	$2,047
(Continued)

See Accompanying Notes to Financial Statements

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			PERIOD FROM
			INCEPTION
			DECEMBER 2,
	NINE MONTH PERIOD		2005
	ENDED JANUARY 31		TO
	2009	2008	JANUARY 31, 2009

Supplementary Cash Flow Information

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,973

Supplementary disclosure for Non-Cash
Investing and Financing Activities

Stock issued on acquisition of Worldbids’
business	$-	$-	$3,905,530
Stock issued as deposit on Oil and Gas
property - Related Party	$-	$-	$12,000,000
Stock issued for acquisition of Oil and
Gas properties	$-	$92,000	$92,000
Stock issued as finders fees for Oil and
Gas property	$-	$-	$360,000
Stock issued pursuant to investor
relations contracts	$170,000	-	170,000

See Accompanying Notes to Financial Statements

F-6

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

F-6

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

F-7

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
(Unaudited)

					ACCUMULATED
			ADDITIONAL		DEFICIT DURING	OTHER	TOTAL
	COMMON STOCK		PAID IN		DEVELOPMENT	COMPREHENSIVE	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	WARRANTS	STAGE	LOSS	EQUITY

Balance April 30, 2008	88,207,270	$88,207	$19,076,223	$351,100	$(5,909,658)	$(8,303)	$13,597,569

Common shares issued for
cash; Reg. D - Private
Placement at $0.25 per share	8,660,000	8,660	2,156,340	-	-	-	2,165,000
Common shares issued
pursuant to investor relations
contracts	1,000,000	1,000	169,000	-	-	-	170,000
Units of Common Stock issued
for cash; Reg. D - Private
Placement at $0.10 per unite	1,600,000	1,600	79,800	78,600	-	-	160,000
Common shares issued for
cash; Reg. D - Private
Placement at $0.25 per share	1,200,000	1,200	298,800	-	-	-	300,000
Stock based compensation	-	-	784,000	-	-	-	784,000
Foreign currency adjustment	-	-	-	-	-	(1,122)	(1,122)
Foreign currency adjustment
eliminated on disposition of
Worldbid International Inc.	-	-	-	-	-	9,425	9,425
Net Loss	-	-	-	-	(1,528,231)	-	(1,528,231)

Balance January 31, 2009	100,667,270	$100,667	$22,564,163	$429,700	$(7,437,889)	$-	$15,656,641

See Accompanying Notes to Financial Statements

F-8

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
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

JANUARY 31, 2009
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

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

1.	OPERATIONS (Continued)

	c)	Going Concern

As of January 31, 2009, the Company incurred cumulative net losses of approximately $7,467,889 from operations and has a negative working capital of $3,566,370. The Company is still in the exploration stage, raising substantial doubt about its ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

JANUARY 31, 2009
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

JANUARY 31, 2009
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

JANUARY 31, 2009
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

JANUARY 31, 2009
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

JANUARY 31, 2009
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

In June 2007, the FASB issued EITF Issue No.07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03"). EITF 07-03 provides guidance on whether non- refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company adopted the standard on May 1, 2008 and does not expect the standard to have a significant impact on the Company's financial position and results of operations.

	t)	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year commencing May 1, 2009. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

JANUARY 31, 2009
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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market- based employee stock option valuation instruments on the evaluation.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	t)	New Accounting Pronouncements (Continued)

EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. We do not expect the adoption of the FSP will have any impact on our results of operations.

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

The following table summarizes the consideration received and the book value of assets and liabilities disposed of:

		Worldbid Net
	Worldbid	Business
	International	Assets Held by
	Inc.	Royalite	Total

Cash and cash equivalents	$1,482	$24,460	$25,942
Other amounts receivables	1,001	795	1,796
Amount owing to Royalite	2,654,300	-	2,654,300
Deposits	12,131	20,404	32,535
Equipment	1,382	1,535	2,917
Total assets eliminated on disposal	$2,670,296	$47,194	$2,717,490

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

3.	DISPOSAL OF BUSINESS SEGMENT (Continued)

		Worldbid Net
	Worldbid	Business
	International	Assets Held by
	Inc.	Royalite	Total

Accounts payable and accrued liabilities	$69,676	$10,608	$80,284
Deferred income	-	14,070	14,070
Total liabilities eliminated on disposal	69,676	24,678	94,354

Accumulated other comprehensive loss
eliminated on disposal	-	-	9,425

Net Assets eliminated on disposal			2,632,561

Consideration received
Cash			25,000
Note receivable – fully settled			25,000
Forgiveness of amount owing to Royalite			2,654,300
			2,704,300

Net Gain on Disposal			$71,739

4.	LICENSE RIGHTS

License rights consist of the following:

	JANUARY 31	APRIL 30
	2009	2008

Licensing rights	$3,000	$3,000
Less: Accumulated depreciation	(551)	(401)
	$2,449	$2,599

5.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES – RELATED PARTY

	JANUARY 31	APRIL 30
	2009	2008

May Petroleum Inc. (a)	$-	$12,700,000

May Petroleum Inc. (b)	215,000	-

	$215,000	$12,700,000

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

5.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES – RELATED PARTY (Continued)

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

b)

During the period ended January 31, 2009, the Company advanced $215,000 to May Petroleum Inc. pursuant to an oil and gas property agreement whereby the Company will acquire a 100% working interest in 895 acres of an oil and gas prospect in Matagorda County, Texas.

6.	DEPOSIT ON UNPROVEN OIL AND GAS PROPERTIES

	JANUARY 31	APRIL 30
	2009	2008

Fort Bend County, Texas. (a)	$100,000	$-

Matagorda County, Texas. (b)	62,000	-

	$162,000	$-

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

7.	UNPROVEN OIL AND GAS PROPERTIES

Unproven oil and gas properties consist of the following:

	JANUARY 31	APRIL 30
	2009	2008

Acquisition costs	$18,650,800	$2,564,701
Less: Write off of abandoned property	(92,000)	(92,000)
	18,558,800	2472,701

Exploration costs	3,044,075	2,897,025
Less: Write off of cost on abandoned well	(2,849,313)	(2,849,313)
	194,762	47,712

	$18,753,562	$2,520,413

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

JANUARY 31, 2009
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

JANUARY 31, 2009
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

In the event that CWEI is unwilling or unable to enter into the operating agreement on or before the Keystone Closing Date and both the Company and CULA are prepared to close the transaction, then the parties agreed that the terms of the Letter Agreement shall be extended until CWEI’s signature had been obtained.

The Company failed to meet the conditions for closing, and accordingly the fair value of the 200,000 common shares issued of $92,000 has been written off. During the year ended April 30, 2008 the Company decided to no longer pursue this property.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
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

From May 1, 2008 to January 31, 2009, the Company capitalized $147,050 in legal fees, consulting fees, engineering fees, lease renewal costs and environmental service costs related to acquiring oil and gas properties in Matagorda County, Texas and in Terrebonne Parish, Louisiana.

8.	LEASES PAYABLE - RELATED PARTY

During the three month period ended July 31, 2008, the Company advanced $500,000 to May pursuant to an oil and gas property agreement whereby the Company acquired May’s interest in 1,744 acres of an oil and gas prospect in Matagorda County, Texas. Transfer of title was completed on June 2, 2008, and the Company recorded a payable of $500,000 for the remaining balance due to May. On August 8, 2008, the Company paid May $150,000. As at January 31, 2009, the balance remaining was $350,000.

During the three month period ended July 31, 2008, the Company entered into an Assignment of Oil, Gas and Mineral Leases on 910 acres in Matagorda County, Texas. The Company paid $159,023 to a non-related party, $250,000 to May and recorded a payable of $7,445 due to May.

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

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

10.	LOANS PAYABLE – RELATED PARTIES

Loans payable comprise the following:

	JANUARY 31	APRIL 30
	2009	2008

Amount due to a director, is unsecured, payable
on demand. and non interest bearing	$122,900	$-
Amount due to a director, is unsecured, payable
on demand and bears interest at 10% per
annum.	29,180	26,680
Amount due to significant shareholder,
unsecured, payable on demand and non
interest bearing	20,070	20,070

	$172,150	$46,750

11.	SHARE SUBSCRIPTIONS RECEIVED

At January 31, 2009, the Company had received share subscriptions amounting to $nil pursuant to private placement offerings. (April 30, 2008 – $364,985, pursuant to a private placement of 8,660,000 common shares at $0.25 per share.).

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK

	a)	Common and Preferred Stock:

As of January 31, 2009, there were 100,667,270 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

	a)	Common and Preferred Stock (Continued)

		xii)	On August 6, 2008, the Company completed a private placement of 8,660,000 shares of common stock at a price of $0.25 per share for gross proceeds of $2,165,000.

		xiii)	On September 8, 2008, the Company issued 1,000,000 common shares pursuant to an investor relations contract.

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

The fair value of the warrant is $78,600 based on the Black-Scholes pricing model. The fair value of the warrant is estimated on the date of closing using the Black- Scholes option pricing model with the following weighted average assumptions:

Period Ended
October 31,
2008

Risk free interest rate	2.72%
Expected life	2 years
Expected volatility	134%
Expected dividend yield	-
Weighted average of fair value of options granted	$0.097

xv)	On January 14, 2009 the Company completed a private placement of 1,200,000 common shares at a preice of $0.25, fof gross proceeds of $300,000.

b)	Stock Options

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

JANUARY 31, 2009
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

		ii)	Consultants

not less than 70% of the fair market value per common share at the date of grant;

Options granted under the Plan that have vested will expire the earlier of:

a)	ten years from the date of grant;
b)	the last day of the option term;
c)	the termination of the officer, employee or consultant upon cause unless the plan administrator determines otherwise;
d)	30 days after the termination of the officer, employee or consultant other than by cause, death or disability;
e)	six months year after the date of termination of the officer, employee or consultant due to death or disability.

Options granted under the Plan that have not vested will expire upon the employment termination date.

A summary of changes in stock options for the nine month period ended January 31, 2009, and the year ended April 30, 2008 is as follows:

NINE MONTH
	PERIOD ENDED		YEAR ENDED
	JANUARY 31, 2009		APRIL 30, 2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	-	$-

Granted	8,500,000	0.145	-	-

Outstanding, end of period	8,500,000	$0.145	-	$-

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

	b)	Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at January 31, 2009:

Weighted
Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

2,000,000	$ 0.16	1.71 years
6,500,000	0.14	1.71 years

c)	Share Purchase Warrants

A summary of changes in share purchase warrants for the nine month period ended January 31, 2009, and the year ended April 30, 2008 is as follows:

	NINE MONTH
	PERIOD ENDED		YEAR ENDED
	JANUARY 31, 2009		APRIL 30, 2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	2,971,098	$1.22

Issued	1,600,000	0.12	-	-
Expired	-	-	(2,971,098)	(1.22)

Outstanding, end of period	1,600,000	$0.12	-	$-

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK (Continued)

	c)	Share Purchase Warrants (continued)

A summary of changes in share purchase warrants for the nine month period ended January 31, 2009, and the year ended April 30, 2008 is as follows:

	NINE MONTH
	PERIOD ENDED		YEAR ENDED
	JANUARY 31, 2009		APRIL 30, 2008
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	-	$-	2,971,098	$1.22

Issued	1,600,000	0.12	-	-
Expired	-	-	(2,971,098)	(1.22)

Outstanding, end of period	1,600,000	$0.12	-	$-

The following is a summary of the status of share purchase warrants outstanding and exercisable at January 31, 2009:

Weighted
Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

1,600,000	$ 0.12	1.71 years

d)	Stock-Based Compensation

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

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

13.	CAPITAL STOCK – (Continued)

	d)	Stock-Based Compensation (Continued)

During the nine month period ended January 31, 2009, 8,500,000 stock options were granted. (Nine month period ended January 31, 2008 – no stock options were granted) The total fair value of the 8,500,000 options granted during the nine month period ended January 31, 2009 was $784,000 based on the Black-Scholes option pricing model. Since the options vested immediately the Company recorded $784,000 in stock-based compensation for the options vesting during the nine month period ended January 31, 2009. (Nine month period ended January 31, 2008 - $nil).

The weighted average assumptions used in calculating the fair value of stock options granted during the nine month period ended January 31, 2009 using the Black-Scholes option pricing model are as follows:

PERIOD ENDED
JANUARY 31,
2009

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

JANUARY 31, 2009
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

On August 31, 2008, we entered into a settlement agreement with DHS. Under the terms of the settlement agreement, we agreed to pay $100,000 to DHS on execution of the settlement agreement and $484,820.11 thereafter. The Company has paid $25,000 of the initial $100,000 under the settlement agreement to DHS. Due to our inability to pay the initial $100,000, DHS obtained a judgment order against us in the amount of $559,830.11 (the balance remaining under the settlement agreement) plus interest at a rate of 10% per annum. As at January 31, 2009, the Company has provided for $574,000 in relation to this claim.

15.	RELATED PARTY TRANSACTIONS

Related party transactions which have not been disclosed elsewhere in the financial statements include the following:

a)

Included in accounts payable is $168,147 (April 30, 200 - $111,991) due to directors or Companies controlled by directors of the Company. The amount is unsecured and without specified terms of repayment.

	b)	Included in liabilities held for discontinued operations is $nil (April 30, 2007 - $4,603) due to a director.

	c)	During the nine month periods ended October 31, 2008 and 2007 the Company accrued or was charged the following amounts by directors, and companies with a common director or officer:

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

15.	RELATED PARTY TRANSACTIONS

	January 31	January 31
	2009	2008

Balance Sheet Items
Unproven Oil and Gas Properties	$13,612,445	$-

Income Statement Items
Consulting fees	30,000	25,200
Interest expense	2,001	1,626
Management fees	180,000	90,000
Oil and gas exploration expenses- consulting
fees	1,107	90,000
Stock based compensation	412,000	-
Expenses included in (gain) loss on
discontinued operations (net)	9,661	82,891

	$634,769	$289,717

16.	SEGMENTED INFORMATION

Prior to the disposal of the Worldbid business to business segment of the Company during the nine month period ended January 31, 2009, the Company operated in two geographic and business segments as follows:

	a)	the oil and gas industry (USA) and;
	b)	the online business-to-business industry (Canada).

Details on a geographic basis of the assets, liabilities and loss for the nine month period ended January 31, 2009 and the year ended April 30, 2008 are as follows:

October 31, 2008	USA	Canada	Total

Assets	$19,246,717	$-	$19,246,717
Liabilities	$3,620,076	$-	$3,620,076
Loss (Income) for the
period	$1,558,742	$(511)	$1,558,231

April 30, 2008	USA	Canada	Total

Assets	$15,350,440	$41,879	$15,392,319
Liabilities	$1,711,857	$82,893	$1,794,750
Loss for the period	$1,515,988	$37,528	$1,553,516

ROYALITE PETROLEUM COMPANY INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

17.	SUBSEQUENT EVENTS

Subsequent to January 31, 2009, the following additional events and transactions occurred:

On February 25, 2009, the Company’s board of Directors approved a 1-for-20 reverse split of the Company’s common stock. The Reverse split is subject to shareholder approval and no amounts have been restated in the financial statements for the potential effect of the reverse split.

On February 29, 2009, the Board of Directors approved a private placement offering of 4,000,000 units at a post reverse split price of $0.50 per Unit for gross proceeds of $2,000,000. Each Unit will consist of one share of the Company’s common stock and one share purchase warrant. Each warrant will be exercisable into one common share of the Company for a period of three years. The post split exercise price of the warrants is $1.00. At this time there is no assurance that the private placement offering will be completed.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are engaged in the business of the acquisition and exploration of oil and gas properties and prospects. We hold interests in certain oil and gas properties and prospects that we call the Airport Leases, the West Lake Boudreaux Prospect, the S. Rosenburg Prospect and the Central Utah Hingeline Project, the details of which are set out below under the heading “Oil and Gas Exploration Activities.”

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our last Quarterly Report on Form 10-Q with the SEC on December 19, 2008:

1.

On January 14, 2009, we issued 1,200,000 shares at a price of $0.25 per share for gross proceeds of $300,000 pursuant to a private placement approved by our board of directors on August 7, 2008 and amended August 28, 2008. The shares were issued to two accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”). Upon the issuance of the 1,200,000 shares, we terminated this offering.

2.

On February 24, 2009, Logan B. Anderson resigned as our President, Secretary, Treasurer and as a member of our Board of Directors. Mr. Anderson resigned to pursue other business interests. Mr. Anderson’s resignation was not due to any disagreements relating to our operations, policies or practices.

4.

Also on February 24, 2009, Norris R. Harris, our Chairman, Chief Executive Officer and a member of our Board of Directors, was appointed our President and D. James Fajack, our Chief Financial Officer and a member of our Board of Directors, was appointed our Secretary and Treasurer in place of Mr. Anderson.

5.

On February 25, 2009, our Board of Directors approved a 1-for-20 reverse split of our common stock (the “Reverse Split”). Our Board of Directors believes that tightening the capital structure by completing the Reverse Split will assist us in obtaining the financing required for growth and successful implementation of our business plan.

Upon completion of the Reverse Split, our authorized common stock will be decreased from 500,000,000 shares of common stock, par value $0.001 per share, to 25,000,000 shares of common stock, par value $0.001 per share, and stockholders will own one share of common stock for every 20 shares of common stock held before the Reverse Split. We anticipate that the Reverse Split will be effected on or about March 31, 2009.

6.	On February 25, 2009, our Board of Directors have approved a private placement offering of up to 4,000,000 units (the “Units”) at a post-reverse split price of $0.50 per Unit for gross proceeds of

$2,000,000 (the "Private Placement Offering"). Each Unit will consist of one share of our common stock and one share purchase warrant, each warrant entitling the subscriber to purchase an additional share of our common stock for a period of three years, subject to call rights exercisable by us, following the date of issuance at a post-reverse split exercise price equal to $1.00 per share. The Private Placement Offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act. There is no assurance that the Private Placement Offering or any part of it will be completed.

OIL AND GAS EXPLORATION ACTIVITIES

Airport Leases

On April 2, 2008, we entered into an agreement with May Petroleum, Inc. (“May”), a Texas company controlled by Norris R. Harris, our Chief Executive Officer, President, Chairman and Director, to acquire May’s interest in an oil and gas prospect (the “Prospect”) in Matagorda County, Texas, including obtaining an assignment of a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to acquire a 70% net revenue interest in a lease covering approximately 1,500 acres (the “Airport Lease”) and obtaining and reviewing significant geophysical, geological, title and engineering data (the “Data”) on the Airport Lease and an area of mutual interest (the “Area of Mutual Interest”) covering 30 square miles surrounding the Airport Lease.

Under the terms of the Agreement, May transferred and assigned to us all its right, title and interest in the Prospect, the Purchase and Sale Agreement and the Data in consideration of the following:

(a)	we issued 50,000,000 shares of our common stock to May;

(b)	we reimbursed May for the $100,000 deposit it paid under the Purchase and Sale Agreement; and

(c)	we paid $900,000 in cash to May.

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

West Lake Boudreaux Prospect

In 2008, we acquired a 27.5% working interest (19.8% net revenue interest) in oil and gas leases totaling 192.12 net acres and 698.62 gross acres in the Westlake Boudreaux Field located in Terrebonne Parish, Louisiana shallow state waters. An initial will is to be drilled to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field. The commencement of the initial well is subject to our obtaining substantial financing. Accordingly, we are uncertain as to the date of commencement of the initial well.

S. Rosenburg Prospect

In 2008, we acquired a 26.25% working interest in oil and gas leases totaling 935 acres located in Fort Bend, Texas that we call the “S. Rosenburg Prospect."

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

West Lake Boudreaux Prospect

Subject to substantial financing, the operator of the West Lake Boudreaux Prospect plans to drill a well to a depth of 13,900 feet to test the Tex. W-1, Tex. W.B, and Tex W-2 sands which are productive in other wells in the field. The well is projected to cost $6,453,300 to drill and complete with our portion estimated at $1,774,657. The commencement of this drilling program will be dependent upon our ability to obtain substantial financing. Accordingly, we are uncertain as to the date of commencement of the initial well.

We do not currently have, and are not expected to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation for our oil and gas operations will be dependent upon our ability to obtain additional financing.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(212,250)	(216,024)	(1.7)%	(1,582,030)	(1,209,926)	30.8%
Other	(15,417)	(3,574)	331.4%	53,799	(126,439)	(142.5)%
Expenses
Net Loss	$(227,667)	$(219,598)	3.7%	$(1,528,231)	$(1,333,365)	14.6%

Revenues

We have not earned any revenues from our oil and gas activities to date. We do not anticipate earning revenue from our oil and gas exploration activities in the near future.

Expenses

The major components of our expenses for the three and nine months ended January 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,		Increase /	January 31,		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Oil and Gas Exploration Expenses	$-	$(380)	(100)%	$174,233	$586,010	(70.3)%
Selling, General and Administrative	212,200	213,260	(0.5)%	1,407,647	618,782	127.5%

Expenses
Depreciation and Amortization	50	995	(95.0)%	150	2,985	(95.0)%
Loss on Disposal of Assets	-	2,149	(100)%	-	2,149	(100)%
Total Operating Expenses	$212,250	$216,024	(1.7)%	$1,582,030	$1,209,926	30.8%

The decrease of our oil and gas exploration expenses for the three and nine months ended January 31, 2009 is due to the fact that we did not have sufficient resources to carry out our exploration and drilling program on our oil and gas properties.

Selling and administrative expenses for the three and nine months ended January 31, 2009 primarily relate to stock based compensation to our directors, officers and consultants, remuneration paid to our officers and directors, and accounting and legal fees in connection with our ongoing filing requirements under the Exchange Act.

Subject to our ability to obtain additional financing, we expect that our total operating expenses will continue to increase in the foreseeable future as we proceed with our oil and gas exploration and development activities on our Airport Leases and West Lake Boudreaux Prospect.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2009	At April 30, 2008	Increase / (Decrease)
Current Assets	$53,706	$109,307	(50.9)%
Current Liabilities	(3,590,076)	(1,794,750)	100%
Working Capital Surplus (Deficit)	$(3,536,370)	$(1,685,443)	109.8%

Cash Flows
	Nine Months Ended
	January 31, 2009	January 31, 2008
Net Cash Used in Operating Activities	$(648,219)	$(453,861)
Net Cash From Investing Activities	(1,778,618)	(686,404)
Net Cash Provided By Financing Activities	2,385,415	20,070
Net Increase (Decrease) in Cash During Period	$(41,422)	$(1,120,195)

Our working capital deficit increased from $1,685,443 at April 30, 2008 to $3,536,370 at January 31, 2009. The increase in our working capital deficit is due to: (i) an increase in accounts payable due to our lack of capital to meet our oil and gas exploration expenses and our ongoing expenditures; and (ii) the recording of a payable of $1,716,000 in connection with our acquisition of the West Lake Boudreaux Prospect.

Financing Requirements

We do not currently have, and are not expected to have, sufficient capital resources to meet the anticipated costs of our proposed drilling program and our general and administrative expenses. To date, we have raised financing through the sale of our common stock and short term loans. During the nine months ended January 31, 2009, we completed the following financings:

(a)	the sale of 8,660,000 shares of our common stock at a price of $0.25 per share for total gross proceeds of $2,165,000;

(b)	the sale of 1,600,000 units at a price of $0.10 per unit for total gross proceeds of $1,600,000;

(c)	the sale of 1,200,000 shares of our common stock at a price of $0.25 per share for total gross proceeds of $300,000; and

(c)	a loan of $150,000 from Norris R. Harris, our Chief Executive Officer and a Director. The loan is non- interest bearing, unsecured and due on demand.

On February 25, 2009, our Board of Directors approved a private placement offering of up to 4,000,000 units (the “Units”) at a post-reverse split price of $0.50 per Unit for gross proceeds of $2,000,000 (the "Private Placement Offering"). Each Unit will consist of one share of our common stock and one share purchase warrant, each warrant entitling the subscriber to purchase an additional share of our common stock for a period of three years, subject to call rights exercisable by us, following the date of issuance at a post-reverse split exercise price equal to $1.00 US per share. The Private Placement Offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act. The proceeds of the Private Placement Offering will be used to retire corporate indebtedness, complete exploration work on our oil and gas properties and for general corporate purposes. There is no assurance that the Private Placement Offering or any part of it will be completed

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our business.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

In addition to the legal proceedings previously disclosed in our Quarterly Report for the quarter ended October 31, 2008, the Company is aware of a potential claim by a company investor who invested $100,000 in a private placement. The investor is alleging that an agent of the Company made misrepresentations to induce him to invest in the Company and another company based on misrepresentations. The Company intends to defend the claim if filed and believes the claim is of little or no merit.

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

We did not earn any revenues during the period and have a working capital deficit of $3,536,370 as at January 31, 2009. Accordingly, we will require additional financing in order to complete our plan of operation for our oil and gas activities and satisfy our existing creditors. In addition, we may not be able to make the required rental payments on our existing oil and gas leases when they become due. If we fail to make the required rental payments when they are due, we may lose our rights under those leases.

We have financed our operations to date from sales of equity securities, the issuance of convertible notes and loans advanced by related parties. Even though we have approved a private placement offering of up to 4,000,000 units at a post-reverse split price of $0.50 per Unit, there is no assurance that we will be able to complete this private placement offering or will be able to continue to obtain financing in amounts sufficient to enable us to maintain our business operations. If we are not able to obtain additional financing if and when needed, our business could fail.

If we never generate operating profit, then our business will fail.

We have sustained net losses from operations since our inception. We recorded a net loss of $1,528,231 during the nine months ended January 31, 2009 and we expect to incur net losses for the foreseeable future. We may never generate operating profits or, even if we do become profitable from operations at some point, we may be unable to sustain that profitability. We will not be able to achieve operating profits until we generate substantial revenues from our business operations. Our business model is not proven and there is no assurance that we will be able to generate the revenues. If we do not realize significant revenues from our business operations, then our operating expenses will continue to exceed our revenues and we will not achieve profitability.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of our executive officers, Norris R. Harris and D. James Fajack. The loss of the services of our executive officers could have an adverse effect on our business, financial condition and results of operations.

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "RYPE.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, the trading volume for our shares on the OTC Bulletin Board has been limited. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

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

The future performance of our business will depend upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Success will depend upon the ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. There are no assurances oil and gas reserves will be identified or acquired on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

(a)	weather conditions in the United States and elsewhere;
(b)	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;
(c)	actions by OPEC, the Organization of Petroleum Exporting Countries;
(d)	political instability in the Middle East and other major oil and gas producing regions;
(e)	governmental regulations, both domestic and foreign;
(f)	domestic and foreign tax policy;
(g)	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
(h)	the price of foreign imports of oil and gas;
(i)	the cost of exploring for, producing and delivering oil and gas;
(j)	the discovery rate of new oil and gas reserves;
(k)	the rate of decline of existing and new oil and gas reserves;
(l)	available pipeline and other oil and gas transportation capacity;
(m)	the ability of oil and gas companies to raise capital;
(n)	the overall supply and demand for oil and gas; and
(o)	the availability of alternate fuel sources.

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

As of our quarter ended January 31, 2009, we had a substantial working capital deficit and there are no assurances that we will be able to meet the rental obligations under our federal and state oil and gas leases. If we are unable to make our rental payments and satisfy any other conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in our Current Reports, we have not completed any unregistered sales of equity securities during the quarter ended January 31, 2009.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended January 31, 2009.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

Exhibit
Number	Description of Exhibit

2.1	Amended and Restated Agreement and Plan of Merger entered into on February 9, 2007 among the Company, Royalite Acquisition Corp. and Royalite Petroleum Corp.(9)

2.2	Agreement and Plan of Merger entered into on February 28, 2007 between the Company and Royalite Acquisition Corp.(10)

3.1	Amended and Restated Articles of Incorporation filed January 13, 2006.(8)

3.2	By-Laws of the Company.(1)

3.3	Articles of Merger between Royalite Petroleum Corp. and Royalite Acquisition Corp.(10)

3.4	Articles of Merger between Royalite Acquisition Corp. and the Company.(10)

4.1	Specimen Stock Certificate.(1)

10.1	Executive Consultant Agreement dated September 1, 2001 between the Company and Logan B. Anderson.(2)

10.2	Amendment to Executive Consultant Agreement dated November 1, 2002 between the Company and Logan B. Anderson.(3)

10.3	Amendment to Executive Consultant Agreement dated for reference August 29, 2003 between the Company and Logan B. Anderson.(4)

10.4	Amendment to Executive Consultant Agreement dated for reference April 30, 2005 between the Company and Logan B. Anderson.(5)

10.5	Agreement and Plan of Merger dated August 23, 2006 between the Company and Royalite Petroleum Corp.(6)

10.6	Settlement Agreement dated August 31, 2006 between the Company and Howard Thomson.(7)

10.7	Consulting Agreement dated February 8, 2006 between Royalite Petroleum Corp. and Nitra Corporation.(11)

10.8	Consulting Agreement dated August 1, 2007 between the Company and Kapco Consultants Corp.(11)

10.9	Letter Agreement dated October 1, 2007 between Central Utah Lease Acquisition, L.P. and the Company.(12)

10.10	Consulting Agreement dated November 30, 2007 between CRG Partners, Inc. and the Company.(13)

10.11	Agreement dated effective April 2, 2008 between the Company and May Petroleum, Inc.(14)

10.12	Management Agreement dated April 2, 2008 between the Company and Norris R. Harris.(14)

10.13	Share Purchase Agreement dated for reference June 5, 2008 among the Company, Worldbid International Inc. and Marktech Acquisition Corp.(15)

10.14	Consulting Agreement dated September 8, 2008 between La Jolla IPO Incorporated and the Company.(16)

10.15	2008 Stock Option Plan adopted October 15, 2008.(17)

10.16	Form of Directors/Officers Stock Option Agreement – Incentive Stock Options.(17)

10.17	Form of Directors/Officers Stock Option Agreement – Non-Qualified Stock Options.(17)

14.1	Code of Ethics.(4)

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Filed as an Exhibit to our Registration Statement on Form 10-SB 12G/A filed with the SEC on November 30, 1999.
(2)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 13, 2002.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 17, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2004 filed with the SEC on July 30, 2004.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with the SEC on August 12, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 29, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 7, 2006.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on March 22, 2006.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 14, 2007.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2007.
(11)	Filed as an Exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 11, 2007.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 12, 2007.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2007.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on April 4, 2008.
(15)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 6, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2008.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on October 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALITE PETROLEUM COMPANY INC.

Date:	March 20, 2009	By:	/s/ Norris R. Harris
NORRIS R. HARRIS
Chief Executive Officer
(Principal Executive Officer)

Date:	March 20, 2009	By:	/s/ D. James Fajack
D. JAMES FAJACK
Chief Financial Officer
(Principal Accounting Officer)